Form 10-Q
period 1996-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1996-08-12
CIK 1004036

_______________________________________________________________________________
                                FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         COMMISSION FILE NO. 33-99736-01

                      TANGER PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its Charter)

         NORTH CAROLINA                                    56-1822494
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

          1400 WEST NORTHWOOD STREET, GREENSBORO, NORTH CAROLINA 27408
                    (Address of principal executive offices)
                                   (Zip code)

                                 (910) 274-1666
              (Registrant's telephone number, including area code)

                                _______________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

_______________________________________________________________________________

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three and six months ended June 30, 1996 and 1995                                 3

           Balance Sheets
                As of June 30, 1996 and December 31, 1995                                                 4

           Statements of Cash Flows
                For the six months ended June 30, 1996 and 1995                                           5

           Notes to Financial Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       7



                                            Part II. Other Information

Item 1.  Legal proceedings                                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                                14

Signatures                                                                                               15

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per unit data)






                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              1996            1995                1996           1995

                                                          -------------  -------------- ----- -------------  -------------
REVENUES
   Base rentals                                                 $12,423         $11,357             $24,718        $22,300
   Percentage rentals                                               331             327                 598            729
   Expense reimbursements                                         5,210           5,374              10,545          9,657
   Other income                                                     225             177                 451            309
                                                          -------------  -------------- ----- -------------  -------------
         Total revenues                                           18,189          17,235              36,312         32,995
                                                          -------------  -------------- ----- -------------  -------------
EXPENSES
   Operating and maintenance                                      5,561           5,906              11,365         10,760
   General and administrative                                     1,268           1,349               2,671          2,493
   Mortgage interest                                              3,605           2,882               6,668          5,450
   Depreciation and amortization                                  4,164           3,573               8,107          7,023
                                                           -------------  -------------- ----- -------------  -------------
        Total expenses                                           14,598          13,710              28,811         25,726
                                                          -------------  -------------- ----- -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM                                  3,591           3,525               7,501          7,269
Extraordinary item - Loss on early extinguishment of
   debt                                                             ---             ---                (831)           ---
                                                          -------------  -------------- ----- -------------  -------------

NET INCOME                                                       $3,591          $3,525              $6,670         $7,269
                                                          =============  ============== ===== =============  =============

PER UNIT OUTSTANDING:
   Income before extraordinary item                                $.32            $.31                $.67           $.63
   Net income                                                      $.32            $.31                $.58           $.63
                                                          =============  ============== ===== =============  =============

DISTRIBUTIONS PER UNIT                                             $.52            $.50               $1.02           $.96
                                                          =============  ============== ===== =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1996             1995
                                                                                   --------------  -----------------
ASSETS
   Rental property, net                                                                  $298,734           $294,423
   Cash and cash equivalents                                                                2,764              5,113
   Tenant receivables, net                                                                  3,103              5,228
   Deferred charges, net                                                                    8,108              5,728
   Other assets                                                                             5,079              4,455
                                                                                   --------------  -----------------
        TOTAL ASSETS                                                                     $317,788           $314,947
                                                                                   ==============  =================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Long-term debt                                                                        $165,743           $156,749
   Construction trade payables                                                              7,363             11,305
   Accounts payable and accrued expenses                                                    6,253              4,496
                                                                                   --------------  -----------------
        TOTAL LIABILITIES                                                                 179,359            172,550
                                                                                   --------------  -----------------
Commitments
Partners' equity
   General partner                                                                        112,137            114,813
   Limited partner                                                                         26,292             27,584
                                                                                   --------------  -----------------
        Total partners' equity                                                            138,429            142,397
                                                                                   --------------  -----------------
             TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $317,788           $314,947
                                                                                   ==============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        1996              1995
                                                                                    ------------  --------------------
OPERATING ACTIVITIES
   Net income                                                                             $6,670                $7,269
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        8,107                 7,023
      Amortization of deferred financing costs                                               474                   426
      Loss on early extinguishment of debt                                                   831                   ---
      Straight-line base rent adjustment                                                    (707)                 (708)
      Compensation under Unit Option Plan                                                    169                   168
   Increase (decrease) due to changes in:
      Tenant receivables                                                                   2,832                 2,114
      Other assets                                                                          (716)                  284
      Accounts payable and accrued expenses                                                1,757                   122
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      19,417                16,698
                                                                                    ------------  --------------------
INVESTING ACTIVITIES
   Additions to rental properties                                                        (15,845)              (23,755)
   Additions to deferred lease costs                                                        (903)                 (622)
                                                                                    ------------  --------------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (16,748)              (24,377)
                                                                                    ------------  --------------------
FINANCING ACTIVITIES
   Distributions to partners                                                             (10,807)              (10,171)
   Proceeds from notes payable                                                            75,000                16,250
   Repayments on notes payable                                                              (480)                 (455)
   Proceeds from revolving lines of credit                                                32,201                65,044
   Repayments on revolving lines of credit                                               (97,727)              (60,550)
   Additions to deferred financing costs                                                  (3,205)                 (684)
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (5,018)                9,434
                                                                                    ------------  --------------------
Net increase (decrease) in cash and cash equivalents                                      (2,349)                1,755
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             5,113                 3,644
                                                                                    ------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $2,764                $5,399
                                                                                    ============  ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1996 and 1995 amounted to $7,363 and $10,022, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                           NOTES TO FINANCIAL STATEMENTS
                                                   June 30, 1996
                                                    (Unaudited)

1.      INTERIM FINANCIAL STATEMENTS

        The  unaudited   financial   statements  of  Tanger  Properties  Limited
        Partnership (the "Operating Partnership"), have been prepared pursuant to the Securities and Exchange Commissions' ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.      DEVELOPMENT OF REAL ESTATE

        During the first six months of 1996, the Operating Partnership substantially completed expansions totalling approximately 110,952 square feet in Gonzales, Louisiana - 29,890 square feet; Williamsburg, Iowa - 26,187 square feet; Branson, Missouri - 25,000 square feet; and San Marcos, Texas - 29,875 square feet. In addition, construction has commenced on the initial phase of one new center in Riverhead, New York totalling 241,344 square feet, as well as expansions in Locust Grove, Georgia totalling approximately 34,190 square feet and Commerce, Georgia totalling approximately 36,000 square feet.

        Construction in progress amounted to $8.8 million and commitments to complete construction of new developments and additions to existing properties amounted to approximately $9.7 million at June 30, 1996. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

        Interest costs capitalized during the three months ended June 30, 1996 and 1995 amounted to $166,000 and $64,000, respectively, and during the six months ended June 30, 1996 and 1995 amounted to $456,000 and $161,000, respectively.

3.      ACCUMULATED DEPRECIATION

        Accumulated depreciation at June 30, 1996 and December 31, 1995 was $39,083,000 and $31,458,000, respectively.

4.      LONG-TERM DEBT

        In January 1996, the Operating Partnership established a new $50 million line of credit maturing in January 1999 with interest payable at LIBOR plus 1.5%. In March 1996, the Operating Partnership used a portion of its borrowing capacity under a shelf registration statement by issuing $75 million of senior, unsecured notes, maturing March 11, 2001, priced at 99.302% with a coupon rate of 8.75% to yield 8.9626%. The proceeds of this offering were used to extinguish all revolving lines of credit which were established prior to January 1996. In April 1996, the Operating Partnership together with its general partner and majority owner, Tanger Factory Outlet Centers, Inc, filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million. In June 1996, the Operating Partnership amended an unsecured line of credit, previously established in April 1996, to total $10 million maturing in January 1998 with interest payable at prime or LIBOR plus 1.85%. Total borrowings outstanding under the lines of credit at June 30, 1996 amounted to $15 million.

5.      INCOME PER UNIT

        Income per unit is computed by dividing income, less applicable preferred distributions, by the weighted average number of general and limited partnership units outstanding. Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of preferred units as of the beginning of the year would have been anti-dilutive.



                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 JUNE 30,                             JUNE 30,
                                           1996              1995              1996               1995
                                    ------------------ ----------------  -----------------  ----------------
Applicable preferred distributions            $636,000         $729,000         $1,283,000        $1,567,000
Weighted average units                       9,368,416        9,136,765          9,346,502         8,993,377
                                    ================== ================  =================  ================


        At June 30, 1996 and 1995, the ownership interests of the Operating Partnership consisted of the following:

                                                              June 30,           December 31,
                                                                1996                 1995
                                                         ------------------  --------------------
General partnership units                                         6,336,537             6,286,581
Limited partnership units                                         3,033,305             3,033,305
Preferred partnership units, held by the general partner            135,939               141,484
                                                         ==================  ====================

6.      RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Historical results and percentage relationships set forth in the Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the Consolidated Statements of Operations compares the three and six months ended June 30, 1996 with the three and six months ended June 30, 1995. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties.

The Operating Partnership continues to grow principally through the development of new factory outlet centers and the expansion of existing centers. During the first six months of 1996, the Operating Partnership substantially completed expansions totalling approximately 110,952 square feet in Gonzales, Louisiana - 29,890 square feet; Williamsburg, Iowa - 26,187 square feet; Branson, Missouri - 25,000 square feet; and San Marcos, Texas - 29,875 square feet. In addition, construction has commenced on the initial phase of a new center in Riverhead, New York totalling approximately 241,344 square feet, as well as expansions in Locust Grove, Georgia totalling approximately 34,190 square feet and Commerce, Georgia totalling approximately 36,000 square feet.

A summary of the operating results for three and six months ended June 30, 1996 and 1995, calculated on a weighted average GLA basis, is presented in the following table.


                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                        1996             1995                    1996              1995
                                                  ----------------- --------------  ------  ---------------  ----------------
GLA at end of period                                      3,652,583      3,286,613                3,652,583         3,286,613
Weighted Average GLA(a)                                   3,612,134      3,264,190                3,577,401         3,215,123
Outlet centers in operation                                      27             26                       27                26
New centers opened                                              ---            ---                      ---                 1
Centers expanded                                                  3              1                        4                 1
States operated in at end of period                              22             22                       22                22

     Per square foot
Revenues
     Base rent                                                $3.44          $3.48                   $6.91             $6.94
     Percentage rentals                                         .09            .10                      .17               .23
     Expense reimbursements                                    1.44           1.65                     2.95              3.00
     Other income                                               .06            .05                      .13               .10
                                                  ----------------- --------------  ------  ---------------  ----------------
          Total revenues                                       5.03           5.28                    10.16             10.27
                                                  ----------------- --------------  ------  ---------------  ----------------
Expenses
     Operating and maintenance                                 1.54           1.81                     3.18              3.35
     General and administrative                                 .35            .41                      .75               .78
     Mortgage interest                                         1.00            .88                     1.86              1.70
     Depreciation and amortization                             1.15           1.09                     2.27              2.18
                                                  ----------------- --------------  ------  ---------------  ----------------
          Total expenses                                       4.04           4.19                     8.06              8.01
                                                  ----------------- --------------  ------  ---------------  ----------------
Income before extraordinary item                              $0.99          $1.09                    $2.10             $2.26
                                                  ================= ==============  ======  ===============  ================

(A) GLA WEIGHTED BY MONTHS OF OPERATIONS

In October 1995, the Financial Accounting Standards Board issued SFAS #123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995, which encourages companies to account for employee stock options and other stock compensation awards based on their estimated fair value at the date they are granted. The resulting cost would be recorded as an expense on the income statement. Alternatively, companies may disclose in the footnotes the effect on net income and earnings per share/unit had the Operating

Partnership  recognized expense for stock compensation awards based on Statement
123. The Operating Partnership intends to adopt the latter method in the fiscal year ending December 31, 1996. The disclosure requirements of Statement 123 generally are not required in interim reports on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

Base rentals increased $1.1 million, or 9%, in the 1996 period when compared to the same period in 1995 primarily as a result of the 11% increase in weighted average GLA. The increase is related to the effect of a full year's operation of new centers and expansions opened in 1995. Base rentals per weighted average GLA, however, decreased 1% from $3.48 per square foot to $3.44 per square foot as a result of a 1% reduction in the occupancy rate from 99% in 1995 to 98% in 1996.

Reported tenant sales for centers that were open the three months ended June 30, 1996 and 1995 increased approximately 2%. Percentage rentals, both in terms of dollars and per weighted average GLA, however, remained flat when compared to the same period in the prior year. This is primarily the result of certain leases being renewed with increased levels of sales on which percentage rentals are required (the "Breakpoint") without comparable increases in sales.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses, decreased $164,000, or 3%, in the 1996 period as compared to the same period in 1995 due principally to the related decrease in reimbursable operating and maintenance expenses. Expense reimbursements expressed as a percentage of operating and maintenance expenses increased from 91% in the 1995 period to 94% in the 1996 period due to contractual increases and reductions in nonrecoverable operating and maintenance expenses.

Operating and maintenance expenses decreased by $345,000, or 6%, in the 1996 period as compared to the 1995 period. On a weighted average GLA basis, operating and maintenance expenses decreased 15% from $1.81 to $1.54 per square foot primarily due to a reduction in advertising and promotion expenses, reflecting the Operating Partnership's use of cost efficient means in advertising and promoting its centers, as well as fewer grand opening ceremonies held during the 1996 period compared to the 1995 period. The decrease in advertising and promotion expenses was partially offset by increases in real estate taxes as a result of reassessments of recently completed properties, particularly the property in Riverhead, NY.

General and administrative expenses for the current quarter decreased slightly by $81,000 and $.06 per weighted average GLA. General and administrative expenses, as a percent of revenues, also decreased from 8% in the 1995 period to 7% in the 1996 period.

Aggregate interest expense increased $723,000 and $.12 per weighted average GLA during the 1996 period as compared to the 1995 period. The increase is due to higher average borrowings outstanding during the period associated with the growth in GLA and due to a higher average interest rate under the senior unsecured notes issued in March 1996 when compared with the short term lines of credit previously utilized. Depreciation and amortization per weighted average GLA increased 6% from $1.09 per square foot to $1.15 per square foot primarily due to increases in costs associated with site preparation and improvements in the layout and design of new centers, increased tenant finishing allowances included in building and improvements which are depreciated over shorter lives, as well as the accelerated recognition of depreciation on certain tenant finishing allowances related to vacant space.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

Base rentals increased $2.4 million, or 11%, in the 1996 period when compared to the same period in 1995 primarily as a result of the 11% increase in weighted average GLA. The increase is related to the effect of a full year's operation of new centers and expansions opened in 1995. Base rentals per weighted average GLA decreased less than 1% from $6.94 per square foot to $6.91 per square foot reflecting the 1% reduction in the occupancy rate from 99% to 98%.

Percentage rentals decreased $131,000, or 18%, in the 1996 period compared to the 1995 period and percentage rentals per weighted average GLA declined from $.23 per square foot to $.17 per square foot primarily as a result of the dilutive effect of the increase in additional square footage associated with the new centers and expansions, since tenant sales at centers in their first year of operation often do not reach the Breakpoint, and as a result of escalating breakpoints in certain leases renewing at existing centers without comparable increases in sales. Reported tenant sales for centers that were open the six months ended June 30, 1996 and 1995 increased approximately 1.4%.

Expense reimbursements, increased $888,000, or 9%, in the 1996 period as compared to the same period in 1995 due principally to the related increase in reimbursable operating and maintenance expenses associated with the growth in GLA. Expense reimbursements expressed as a percentage of operating and maintenance expenses increased from 90% in the 1995 period to 93% in the 1996 period due to contractual increases and reductions in nonrecoverable operating and maintenance expenses.

Operating and maintenance expenses increased by $605,000, or 6%, in the 1996 period as compared to the 1995 period. On a weighted average GLA basis, operating and maintenance expenses decreased 5% from $3.35 to $3.18 per square foot primarily due to a reduction in advertising and promotion expenses reflecting the Operating Partnership's use of cost efficient means in advertising and promoting its centers as well as fewer grand opening ceremonies held during the 1996 period compared to the 1995 period. The decrease was partially offset by increases in real estate taxes as a result of reassessments of recently completed properties, particularly the property in Riverhead, NY, as well as increases in maintenance costs due to the inclement weather conditions in the first quarter of 1996.

General and administrative expenses during the first six months increased by $178,000 but decreased $.03, or 4%, per weighted average GLA. General and administrative expenses, as a percent of revenues, remained flat for the first six months compared to the 1995 period.

Aggregate interest expense increased $1.2 million and $.16 per weighted average GLA during the 1996 period as compared to the 1995 period. The increase is due to higher average borrowings outstanding during the period associated with the growth in GLA and due to a higher average interest rate under the senior unsecured notes issued in March 1996 when compared with the short term lines of credit previously utilized. Depreciation and amortization per weighted average GLA increased 4% from $2.18 per square foot to $2.27 per square foot primarily due to increases in costs associated with site preparation and improvements in the layout and design of new centers, increased tenant finishing allowances included in building and improvements which are depreciated over shorter lives as well as the accelerated recognition of depreciation on certain tenant finishing allowances related to vacant space.

The extraordinary item represents the first quarter write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Operating Partnership's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19.4 and $16.7 million for the six months ended June 30, 1996 and 1995, respectively. The increase of $2.7 million was primarily due to the incremental operating income associated with new and expanded centers. Net cash used in investing activities decreased $7.6 million during the first six months of 1996 compared to the first six months of 1995 due to decreased construction activity. Net cash from financing activities decreased $14.4 million as less debt was required to fund the current construction activity.

Management believes, based upon its discussions with present and prospective tenants, that many companies, including new entrants into the factory outlet business, desire to open a significant number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Two expansions (scheduled to open in the second half of 1996) totalling approximately 70,190 square feet and one new center (expected to open in Spring 1997) totalling approximately 241,344 square feet are currently under construction (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $9.7 million at June 30, 1996. The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1997 and beyond and will consider acquisitions that are suitable for its portfolio.
However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Operating Partnership together with its general partner and majority owner, Tanger Factory Outlet Centers, Inc., have a shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. During March 1996, the Operating Partnership used a portion of its borrowing capacity under the shelf registration to issue $75 million of senior, unsecured notes, maturing March 11, 2001, priced at 99.302% with a coupon rate of 8.75% to yield 8.926%. The proceeds of this offering were used to extinguish the Operating Partnership's revolving lines of credit existing prior to January 1996. In April 1996, the Operating Partnership and the general partner filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million.

Also during the first six months, the Operating Partnership established a new $50 million line of credit, with interest payable at LIBOR plus 1.5% and a $10 million unsecured line of credit with interest payable at prime or LIBOR plus 1.85%. Amounts available under the lines of credit at June 30, 1996 totalled $45 million. When considered with the Operating Partnership's existing interest rate protection agreement covering $10 million of variable rate debt, the Operating Partnership's exposure to interest rate risk on variable rate borrowings was limited to $5 million on debt outstanding at June 30, 1996. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1996.

The Operating Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution are invested in short-term money market or other suitable instruments. Certain of the Operating Partnership's debt agreements limit the payment of dividends such that dividends will not exceed funds from operations ("FFO"), as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis.

On July 12, 1996, the Board of Directors of the general partner declared a $.52 cash distribution per unit to the general and limited partnership interests payable on August 15, 1996 to each unitholder of record on July 26, 1996. The Board of Directors of the general partner also declared a cash distribution of $.4685 per preferred partnership unit payable on August 15, 1996 to each preferred unitholder of record on July 26, 1996.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the unaudited financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary item and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued an interpretive letter providing guidance as to the use and intent of its definition of funds from operations. Among other things, the letter clarified that the amortization of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating funds from operations. All REIT's were encouraged to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Operating Partnership has adopted the new NAREIT definition of funds from operations beginning January 1, 1996. Below is a calculation of funds from operations for the three and six months ended June 30, 1996 and 1995 under the new current method and under the previous method.

                                                                       (In thousands, except per unit data)
                                                             Current Method                         Previous Method
                                                        -------------------------  --------- -----------------------------
THREE MONTHS ENDED JUNE 30, 1996                            1996         1995                     1996           1995
                                                        ----------- -------------  --------- -------------  --------------
Income before extraordinary item                             $3,591        $3,525                   $3,591          $3,525
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                        4,129         3,543                    4,129           3,543
   Amortization of deferred financing costs                                                            255             234
   Other depreciation and amortization                                                                  35              30
   Straight-line base rent adjustment                                                                (335)           (310)
   Compensation under Unit Option Plan                                                                  85              85
                                                        ----------- -------------  --------- -------------  --------------
Funds from operations                                        $7,720        $7,068                   $7,760          $7,107
                                                        =========== =============  ========= =============  ==============
Weighted average units outstanding(1)                        10,602        10,598                   10,602          10,598
Distributions paid per unit(1)                                 $.52          $.50                     $.52            $.50
                                                        =========== =============  ========= =============  ==============




                                                             Current Method                         Previous Method
                                                        -------------------------  --------- -----------------------------
SIX MONTHS ENDED JUNE 30, 1996                              1996         1995                     1996           1995
                                                        ----------- -------------  --------- -------------  --------------
Income before extraordinary item                             $7,501        $7,269                   $7,501          $7,269
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                        8,039         6,963                    8,039           6,963
   Amortization of deferred financing costs                                                            474             426
   Other depreciation and amortization                                                                  68              60
   Straight-line base rent adjustment                                                                (707)           (708)
   Compensation under Unit Option Plan                                                                 169             168
                                                        ----------- -------------  --------- -------------  --------------
Funds from operations                                       $15,540       $14,232                  $15,544         $14,178
                                                        =========== =============  ========= =============  ==============
Weighted average units outstanding(1)                        10,605        10,598                   10,605          10,598
Distributions paid per unit(1)                                $1.02          $.96                    $1.02            $.96
                                                        =========== =============  ========= =============  ==============

(1) Assumes conversion of all preferred partnership units to general partnership units.


CONTINGENCIES

There are no recorded amounts resulting from environmental liabilities as there are no known material loss contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a material environmental liability for site restoration, post-closure and monitoring commitments, or other costs that may be incurred upon the sale or disposal of a property. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Neither the general partner nor the Operating Partnership is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the general partner or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
(a)            EXHIBITS

      10.1 Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc and National Westminister
                Bank, Plc dated January 15, 1996.**

      10.1A Amendment No. 1 to Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc and National Westminister Bank, Plc dated February 20, 1996.*

      10.2     Form of Senior Indenture.***

      10.2A    Form of First Supplemental Indenture (to Senior Indenture).***

      *        Incorporated  by  reference  to the  exhibits  to Tanger  Factory
               Outlet Centers, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1996.
      ** Incorporated by reference to the Operating Partnership's Current Report on Form 8-K dated January 23, 1996.
      *** Incorporated by reference to the Operating Partnership's Current Report on Form 8-K dated March 6, 1996.

(b)             REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGER PROPERTIES LIMITED PARTNERSHIP

                               By:     Tanger Factory Outlet Centers, Inc.,
                                       its general partner



                               By:      /s/ FRANK C. MARCHISELLO, JR.
                                        Frank C. Marchisello, Jr.
                                        Vice President, Chief Financial Officer






DATE:  August 9, 1996