Form 10-Q
period 1997-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1997-05-13
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (910) 274-1666
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      -----      ------

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three months ended March 31, 1997 and 1996                                        3

           Balance Sheets
                As of March 31, 1997 and December 31, 1996                                                4

           Statements of Cash Flows
                For the three months ended March 31, 1997 and 1996                                        5

           Notes to Financial Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       8



                                            PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                               13

Item 6.  Exhibits and Reports on Form 8-K                                                                13

Signatures                                                                                               14


                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per unit data)


                                                    THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1997             1996
                                             ------------  -----------------
REVENUES
   Base rentals                                 $13,248            $12,295
   Percentage rentals                               398                267
   Expense reimbursements                         5,397              5,335
   Other income                                     182                226
                                             ----------  -----------------
        Total revenues                           19,225             18,123
                                             ----------  -----------------
EXPENSES
   Property operating                             5,625              5,804
   General and administrative                     1,524              1,403
   Interest                                       3,822              3,063
   Depreciation and amortization                  4,289              3,943
                                             ----------  -----------------
        Total expenses                           15,260             14,213
                                             ----------  -----------------
INCOME BEFORE EXTRAORDINARY ITEM                  3,965              3,910
Extraordinary item - Loss on early
  extinguishment of debt,                           ---               (831)
                                             ----------  -----------------
NET INCOME                                       $3,965             $3,079
                                             ==========  =================

PER UNIT OUTSTANDING:
   Income before extraordinary item                $.36               $.35
   Net income                                      $.36               $.26
                                             ==========  =================

DISTRIBUTIONS PAID PER UNIT                        $.52               $.50
                                             ==========  =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                 (In thousands)


                                                   MARCH 31,       DECEMBER 31,
                                                     1997              1996
                                                  ---------------  ------------
                                                   (Unaudited)      (Audited)
ASSETS
   Rental property, net                                $336,425   $311,454
   Cash and cash equivalents                              2,515      2,567
   Deferred charges, net                                  7,456      7,846
   Other assets                                           9,333     10,087
                                                       --------   --------
        TOTAL ASSETS                                   $355,729   $331,954
                                                       ========   ========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Long-term debt                                      $203,650   $178,004
   Construction trade payables                            9,401      8,320
   Accounts payable and accrued expenses                  7,881      9,374
                                                       --------   --------
        TOTAL LIABILITIES                               220,932    195,698
                                                       --------   --------
Commitments
PARTNERS' EQUITY
   General partner                                      109,641    110,657
   Limited partner                                       25,156     25,599
                                                       --------   --------
        TOTAL PARTNERS' EQUITY                          134,797    136,256
                                                       --------   --------
             TOTAL LIABILITIES AND PARTNERS' EQUITY    $355,729   $331,954
                                                       ========   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                    THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                    1997         1996
                                                                                   --------    --------

OPERATING ACTIVITIES
   Net income                                                                      $  3,965    $  3,079
   Adjustments to reconcile net income to net
     cash provided by
      operating activities:
      Depreciation and amortization                                                   4,289       3,943
      Amortization of deferred financing costs                                          256         219
      Loss on early extinguishment of debt                                             --           831
      Straight-line base rent adjustment                                               (132)       (372)
      Compensation under Unit Option Plan                                                84          84
   Increase (decrease) due to changes in:
      Other assets                                                                    1,707       2,190
      Accounts payable and accrued expenses                                          (1,493)      1,466
                                                                                   --------    --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                  8,676      11,440
                                                                                   --------    --------
INVESTING ACTIVITIES
   Acquisition of rental properties                                                 (18,000)       --
   Additions to rental properties                                                   (10,396)     (8,879)
   Additions to deferred lease costs                                                   (442)       (556)
                                                                                   --------    --------
           NET CASH USED IN INVESTING ACTIVITIES                                    (28,838)     (9,435)
                                                                                   --------    --------
FINANCING ACTIVITIES
   Distributions paid to partners                                                    (5,508)     (5,297)
   Proceeds from notes payable                                                         --        75,000
   Repayments on notes payable                                                         (279)       (220)
   Proceeds from revolving lines of credit                                           41,375      16,676
   Repayments on revolving lines of credit                                          (15,450)    (88,202)
   Additions to deferred financing costs                                                (28)     (3,136)
                                                                                   --------    --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       20,110      (5,179)
                                                                                   --------    --------
Net decrease in cash and cash equivalents                                               (52)     (3,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,567       5,113
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  2,515    $  1,939
                                                                                   ========    ========

Supplemental schedule of non-cash investing activities:
     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 1997 and 1996 amounted to $9,401 and $7,226, respectively


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.      INTERIM FINANCIAL STATEMENTS

        The unaudited Financial Statements of Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), have been prepared pursuant to the Securities and Exchange Commissions' ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        The accompanying Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.      ACQUISITION AND DEVELOPMENT OF RENTAL PROPERTIES

        On February 28, 1997, the Operating Partnership completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, TN, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the results of operations since the acquisition date.

        During the quarter, construction continued on a 241,436 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. In addition, construction has also begun on a 26,815 expansion to the property in Lancaster, PA and construction has been approved by the Board of Directors of the general partner on a 57,851 square foot expansion to the property in Commerce, GA.

        Construction in progress amounted to $25.9 million and commitments to complete construction of the expansions to the existing properties amounted to approximately $12.2 million at March 31, 1997. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

        Interest costs capitalized during the three months ended March 31, 1997 and 1996 amounted to $401,000 and $290,000, respectively.

3.      ACCUMULATED DEPRECIATION

        Accumulated depreciation at March 31, 1997 and December 31, 1996 was $50,933,000 and $46,907,000, respectively.

4.      INCOME PER UNIT

        Income per unit is computed by dividing income, less applicable preferred distributions of $412,000 and $647,000 and for the three months ended March 31, 1997 and 1996, by the weighted average number of general and limited partnership units outstanding (9,739,274 and 9,324,586 for the three months ended March 31, 1997 and 1996). Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of preferred partnership units to general partnership units as of the beginning of the year would have been anti-dilutive.

        At March 31, 1997 and December 31, 1996, the ownership interests of the Operating Partnership consisted of the following:


                                             March 31,          December 31,
                                               1997                 1996
                                          ---------------- -------------------
General partnership units                        6,742,885           6,602,510
Limited partnership units                        3,033,305           3,033,305
Preferred partnership units, held by
the general partner                                 90,839             106,419
                                          ================ ===================


        In February 1997, the Financial Accounting Standards Board issued SFAS #128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per unit by replacing primary income per unit with basic income per unit. Basic income per unit will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to holders of general and limited partnership units by the weighted average general and limited partnership units outstanding during the period. Fully diluted income per unit will now be called diluted income per unit and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per unit data. The adoption of this standard by the Operating Partnership will have no impact on the historical reported income per unit amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per unit computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS

The discussion below contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Operating Partnership's financial performance; the risk that the Operating Partnership may not be able to finance its planned development activities; risks related to the retail industry in which the Operating Partnership's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Operating Partnership's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Operating Partnership's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Operating Partnership may be unable to renew or re-lease a significant amount of available space on economically favorable terms.

OVERVIEW

The discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto. Historical results and percentage relationships set forth in the Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the Statements of Operations compares the three months ended March 31, 1997 with the three months ended March 31, 1996. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy during each period shown since GLA is not reduced when original occupied space subsequently becomes vacant.

The Operating Partnership continues to grow principally through acquisitions, new development and expansions of factory outlet centers. On February 28, 1997, the Operating Partnership completed the acquisition of the Five Oaks Factory Stores center located in Sevierville, TN, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. Also during the quarter, construction continued on a 241,436 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. In addition, construction has also begun on a 26,815 expansion to the property in Lancaster, PA and construction has been approved by the Board of Directors of the general partner on a 57,851 square foot expansion to the property in Commerce, GA.

A summary of the operating results for three months ended March 31, 1997 and 1996, calculated on a weighted average GLA basis, is presented in the following table.

                                                       THREE MONTHS ENDED
                                                          MARCH 31,
                                                       1997              1996
                                                      --------------------------

GLA open at end of period (000's)                     3,865              3,572
Weighted average GLA (000's) (a)                      3,781              3,542
Outlet centers in operation                              28                 27
New centers acquired                                      1                ---
New centers opened                                     ---                 ---
Centers expanded                                       ---                   1
States operated in at end of period                     22                  22

      Per square foot
Revenues
      Base rentals                                   $3.50              $3.47
      Percentage rentals                               .11                .08
      Expense reimbursements                          1.43               1.51
      Other income                                     .05                .06
                                                   --------------------------
         Total revenues                               5.09               5.12
                                                   --------------------------

Expenses
      Property operating                              1.49               1.64
      General and administrative                       .40                .40
      Interest                                        1.01                .86
      Depreciation and amortization                   1.13               1.11
                                                    --------------------------
         Total expenses                               4.03               4.01
                                                   --------------------------

Income before extraordinary item                     $1.06              $1.11
                                                 =============================

(A)  GLA WEIGHTED BY MONTHS OF OPERATIONS.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

Base rentals increased $953,000, or 8%, in the 1997 period when compared to the same period in 1996 primarily as a result of a 7% increase in weighted average GLA and a 1% increase in average rents across the portfolio of properties.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $131,000, or 49%, in the 1997 period compared to the 1996 period due primarily to an increase in tenant sales. Total tenant sales for all centers increased approximately 17% during the 1997 period compared to the 1996 period and tenant sales for stores open the first quarter of 1997 and 1996 increased approximately 10%. Percentage rentals per weighted average GLA increased from $.08 per square foot in the 1996 period to $.11 per square foot in the 1997 period due to the increase in sales as well as to the dilutive effect on the 1996 amounts of the increase in additional square footage associated with the expansions during that period, since tenant sales at stores in their first year of operation often do not reach the breakpoint.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 92% in the 1996 period to 96% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses decreased by $179,000, or 3%, in the 1997 period as compared to the 1996 period and, on a weighted average GLA basis, decreased 9% to $1.49 from $1.64 per square foot. The decreases are primarily due to reductions in advertising and promotional expenses incurred during the first three months in 1997 compared to the first three months in 1996.

Interest expense increased $759,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $1.11 per square foot to $1.13 per square foot.

The extraordinary item for the three months ended March 31, 1996 represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Operating Partnership's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.7 and $11.4 million for the three months ended March 31, 1997 and 1996, respectively. The decrease of $2.7 million was primarily due to the timing of the Operating Partnership's semiannual interest payment on the senior unsecured notes issued in March 1996 with payments due in March and September of each year. Net cash used in investing activities increased $19.4 million the first three months of 1997 compared to the first three months of 1996 due primarily to the acquisition of the outlet center in Sevierville, Tennessee. Net cash from financing activities increased $25.3 million as a result of the incremental financing used for the acquisition in addition to an increase in construction activity during the 1997 period compared to the 1996 period primarily for the continued construction of the Riverhead expansion.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. Currently, two expansions totalling 268,251 square feet are under construction and an additional 57,851 square feet has been approved by the Board of Directors of the general partner for construction to begin . Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $12.2 million at March 31, 1997.

The Operating Partnership also is in the process of developing plans for additional expansions in 1997 and beyond and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. For example, the Operating Partnership is in the preleasing stages for future centers at four potential sites located in Concord, North Carolina (Charlotte), Romulus, Michigan (Detroit), Ashburn, Virginia (Washington, D.C.) and an additional center in Sevierville, Tennessee (the Great Smoky Mountains). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made or that any development, expansion or acquisition will result in an advantageous return on investment.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Operating Partnership, together with its general partner and majority owner, Tanger Factory Outlet Centers, Inc., have an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Operating Partnership maintains revolving lines of credit which provide for borrowings of up to $90.0 million, of which $36.3 million was available for additional borrowings as of March 31, 1997. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1997.

The Operating Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of distributions in accordance with REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution will be used to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the Operating Partnership's debt agreements or instruments limit the payment of distributions such that distributions will not exceed funds from operations ("FFO"), as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

On April 10, 1997, the Board of Directors of the general partner declared a $.55 cash distribution per general and limited partnership unit payable on May 15, 1997 to each unitholder of record on April 25, 1997. The Board of Directors of the general partner also declared a cash distribution of $.4955 per preferred partnership unit payable on May 15, 1997 to each unitholder of record on April 25, 1997. Both distributions represent a 5.8% increase from the quarterly distributions previously paid to unitholders.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS #128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per unit by replacing primary income per unit with basic income per unit. Basic income per unit will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to holders of general and limited partnership units by the weighted average number of general and limited partnership units outstanding during the period. Fully diluted income per unit will now be called diluted income per unit and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per unit data. The adoption of this standard by the Operating Partnership will have no impact on the historical reported income per unit amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per unit computations.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the unaudited financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs. Below is a computation of FFO for the three months ended March 31, 1997 and 1996.


                                                              (IN THOUSANDS)
                                                         -----------------------
THREE MONTHS ENDED MARCH 31,                                1997         1996
                                                          ---------  ----------
Income before extraordinary item                            $3,965        $3,910
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                       4,237         3,910
                                                          ---------  ----------
Funds from operations                                       $8,202        $7,820
                                                         =========   ===========
Weighted average units outstanding(1)                       10,667        10,606
                                                         =========   ===========

(1) ASSUMES CONVERSION OF ALL PREFERRED PARTNERSHIP UNITS TO GENERAL PARTNERSHIP UNITS.


ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Operating Partnership has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages, mitigate the Operating Partnership's exposure to interest rate risk on approximately 78% of total debt outstanding as of March 31, 1997.

Approximately 240,000 square feet of space is currently up for renewal or re-tenanting in 1997. Existing tenants' sales have remained stable and renewals to existing tenants have remained strong. In addition, the Operating Partnership has continued to attract and retain additional tenants. However, as typical in the factory outlet industry, certain tenants have either filed for protection under bankruptcy laws or have elected to close some or all of their stores, resulting in approximately a 2% decrease in occupancy to 97% since year end. Although there can be no assurance that any tenant whose lease expires will renew such lease or that terminated leases will be re-leased on economically favorable terms, management currently does not expect any material adverse impact as a result of these leases up for renewal, bankruptcy filings or notices of store closings. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks.

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

               None.

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



                      TANGER PROPERTIES LIMITED PARTNERSHIP


                                By:     TANGER FACTORY OUTLET CENTERS, INC.,
                                           its general partner

                                By:     /s/  FRANK C. MARCHISELLO, JR.
                                        Frank C. Marchisello, Jr.
                                        Vice President, Chief Financial Officer






DATE:  May  12, 1997