Form 10-Q
period 1997-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1997-08-07
CIK 1004036

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                  910-274-1666
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

            Statements of Operations
                For the three and six months ended June 30, 1997 and 1996                                 3

            Balance Sheets
                As of June 30, 1997 and December 31, 1996                                                 4

            Statements of Cash Flows
                For the six months ended June 30, 1997 and 1996                                           5

           Notes to  Financial Statements                                                                 6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       8



                                            PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                               13

Item 6.  Exhibits and Reports on Form 8-K                                                                13

Signatures                                                                                               14

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per unit data)




                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              1997            1996                1997           1996
                                                          ----------------------------------------------------------------
REVENUES
   Base rentals                                                 $13,710         $12,423             $26,958        $24,718
   Percentage rentals                                               305             331                 703            598
   Expense reimbursements                                         6,202           5,210              11,599         10,545
   Other income                                                     239             225                 421            451
        Total revenues                                           20,456          18,189              39,681         36,312
                                                          ----------------------------------------------------------------
EXPENSES
   Property operating                                             6,523           5,561              12,148         11,365
   General and administrative                                     1,504           1,268               3,028          2,671
   Interest                                                       3,957           3,605               7,779          6,668
   Depreciation and amortization                                  4,615           4,164               8,904          8,107
        Total expenses                                           16,599          14,598              31,859         28,811
                                                          ----------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                  3,857           3,591               7,822          7,501
Extraordinary item - Loss on early extinguishment
   of debt                                                          ---             ---                 ---           (831)
NET INCOME                                                       $3,857          $3,591              $7,822         $6,670
                                                          ================================================================

PER UNIT OUTSTANDING:
   Income before extraordinary item                                $.34            $.32                $.71           $.67
   Net income                                                       .34             .32                 .71            .58
                                                          ================================================================

DISTRIBUTIONS PAID PER UNIT                                        $.55            $.52               $1.07          $1.02
                                                          ================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)





                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1997              1996
                                                                                 ------------------------------------
                                                                                      (Unaudited)          (Audited)
ASSETS
   Rental property, net                                                                  $348,548           $311,454
   Cash and cash equivalents                                                                2,603              2,567
   Deferred charges, net                                                                    7,560              7,846
   Other assets                                                                            11,540             10,087
                                                                                 ------------------------------------
        TOTAL ASSETS                                                                     $370,251           $331,954
                                                                                 ====================================
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Long-term debt                                                                        $214,890           $178,004
   Construction trade payables                                                             13,226              8,320
   Accounts payable and accrued expenses                                                    9,224              9,374
                                                                                 ------------------------------------
        TOTAL LIABILITIES                                                                 237,340            195,698
                                                                                 ------------------------------------
Commitments
PARTNERS' EQUITY
   General partner                                                                        108,355            110,657
   Limited partner                                                                         24,556             25,599
                                                                                 ------------------------------------
        TOTAL PARTNERS' EQUITY                                                            132,911            136,256
                                                                                 ------------------------------------
             TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $370,251           $331,954
                                                                                 ====================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        1997              1996
                                                                                    -----------------------------------
OPERATING ACTIVITIES
   Net income                                                                             $7,822                 $6,670
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        8,904                  8,107
      Amortization of deferred financing costs                                               504                    474
      Loss on early extinguishment of debt                                                   ---                    831
      Straight-line base rent adjustment                                                    (207)                  (707)
      Compensation under Unit Option Plan                                                    169                    169
   Increase (decrease) due to changes in:
      Other assets                                                                          (485)                 2,116
      Accounts payable and accrued expenses                                                 (150)                 1,757
                                                                                    -----------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      16,557                 19,417
                                                                                    -----------------------------------
 INVESTING ACTIVITIES
   Acquisition of rental properties                                                      (18,000)                   ---
   Additions to rental properties                                                        (23,010)               (15,845)
   Additions to deferred lease costs                                                      (1,015)                  (903)
                                                                                    -----------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (42,025)               (16,748)
                                                                                    -----------------------------------
FINANCING ACTIVITIES
   Distributions paid to partners                                                        (11,336)               (10,807)
   Proceeds from notes payable                                                               ---                 75,000
   Repayments on notes payable                                                              (564)                  (480)
   Proceeds from revolving lines of credit                                                61,875                 32,201
   Repayments on revolving lines of credit                                               (24,425)               (97,727)
   Additions to deferred financing costs                                                     (46)                (3,205)
                                                                                    -----------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            25,504                 (5,018)
                                                                                    -----------------------------------
Net increase (decrease) in cash and cash equivalents                                          36                 (2,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,567                  5,113
                                                                                    -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $2,603                 $2,764
                                                                                    ===================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1997 and 1996 amounted to $13,226 and $7,363, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

        During the quarter, construction continued on a 241,620 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. Construction has also begun on properties in Lancaster, PA (26,000 square feet); Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet). In addition, the Board of Directors of the general partner approved construction of another expansion in Riverhead, NY (59,000 square feet).

        Construction in progress amounted to $41.6 million and commitments to complete construction of new developments and additions to existing properties amounted to approximately $7.7 million at June 30, 1997. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

        Interest costs capitalized during the three months ended June 30, 1997 and 1996 amounted to $651,000 and $166,000, respectively, and during the six months ended June 30, 1997 and 1996 amounted to $1,052,000 and $456,000, respectively.

3.      ACCUMULATED DEPRECIATION

        Accumulated depreciation at June 30, 1997 and December 31, 1996 was approximately $55,233,000 and $46,907,000 respectively.

4.      INCOME PER UNIT

        Income per unit is computed by dividing income, less applicable preferred distributions, by the weighted average number of general and limited partnership units outstanding. Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of the preferred partnership units to general partnership units as of the beginning of the year would have been anti-dilutive.



                                            Three Months Ended                    Six Months Ended
                                                 June 30,                             June 30,
                                           1997              1996              1997               1996
                                    ------------------------------------------------------------------------
Applicable preferred distributions            $496,000         $636,000           $908,000        $1,283,000
Weighted average units                       6,742,885        6,335,111          6,724,528         6,313,197
                                    ========================================================================

        At June 30, 1997 and December 31,1996, the ownership interests of the Operating Partnership consisted of the following:


                                                              June 30,           December 31,
                                                                1997                 1996
                                                         ----------------------------------------
General partnership units                                         6,742,885             6,602,510
Limited partnership units                                         3,033,305             3,033,305
Preferred partnership units, held by the general partner             90,839               106,419
                                                         ========================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS

Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Operating Partnership, or industry results, to be materially different from any future results, performance or achievements of the Operating Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Operating Partnership's financial performance; the risk that the Operating Partnership may not be able to finance its planned development activities; risks related to the retail industry in which the Operating Partnership's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Operating Partnership's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Operating Partnership's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Operating Partnership may be unable to renew or re-lease a significant amount of available space on economically favorable terms. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Operating Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto. Historical results and percentage relationships set forth in the Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the Statements of Operations compares the three and six months ended June 30, 1997 with the three and six months ended June 30, 1996. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy during each period shown since GLA is not reduced when original occupied space subsequently becomes vacant.

The Operating Partnership continues to grow principally through acquisitions, new development and expansions of factory outlet centers. On February 28, 1997, the Operating Partnership completed the acquisition of the Five Oaks Factory Stores center located in Sevierville, TN, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. During the quarter, construction continued on a 241,620 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. Construction has also begun on expansions in Lancaster, PA (26,000 square feet); Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet). In addition, the Board of Directors approved construction of another expansion in Riverhead, NY (59,000 square feet).

A summary of the operating results for three and six months ended June 30, 1997 and 1996, calculated on a weighted average GLA basis, is presented in the following table.



                                                              Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                               1997           1996                     1997              1996
                                                  ---------------------------------------------------------------------------
GLA at end of period (000's)                                  3,993          3,652                    3,993             3,652
Weighted Average GLA(a) (000's)                               3,917          3,612                    3,850             3,577
Outlet centers in operation                                      28             27                       28                27
New centers opened                                              ---            ---                      ---               ---
New centers acquired                                            ---            ---                        1               ---
Centers expanded                                                  1              3                        1                 4
States operated in at end of period                              22             22                       22                22

     Per square foot
Revenues
     Base rent                                                $3.50          $3.44                    $7.00             $6.91
     Percentage rentals                                        0.08            .09                      .18               .17
     Expense reimbursements                                    1.58           1.44                     3.01              2.95
     Other income                                              0.06            .06                      .11               .13
          Total revenues                                       5.22           5.03                    10.30             10.16
                                                  ---------------------------------------------------------------------------
Expenses
     Property operating                                        1.67           1.54                     3.16              3.18
     General and administrative                                0.38            .35                      .79               .75
     Interest                                                  1.01           1.00                     2.02              1.86
     Depreciation and amortization                             1.18           1.15                     2.31              2.27
          Total expenses                                       4.24           4.04                     8.28              8.06
Income before extraordinary items                             $0.98          $0.99                    $2.02             $2.10
                                                  ===========================================================================

(A) GLA WEIGHTED BY MONTHS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

Base rentals increased $1.3 million, or 10%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 8% increase in weighted average GLA. Base rentals increased approximately $500,000 due to the effect of a full year's operation of expansions completed in 1996 and approximately $800,000 for new or acquired leases added during 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 94% in the 1996 period to 95% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $962,000, or 17%, in the 1997 period as compared to the 1996 period and, on a weighted average GLA basis, increased 8% to $1.67 from $1.54 per square foot. The increases are due primarily to higher advertising and promotional expenses incurred during the 1997 period compared to the 1996 period.

Interest expense increased $352,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $1.15 per square foot to $1.18 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

Base rentals increased $2.2 million, or 9%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 8% increase in weighted average GLA. Base rent increased approximately $1.1 million due to the effect of a full year's operation of expansions completed in 1996 and approximately $950,000 for new or acquired leases added during 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 93% in the 1996 period to 95% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $783,000, or 7%, in the 1997 period as compared to the 1996 period. However, on a weighted average GLA basis, property operating expenses decreased to $3.16 from $3.18 per square foot. The decrease is primarily due to lower common area maintenance expenses as a result of a milder winter season in the 1997 period compared to the 1996 period.

Interest expense increased $1,111,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $2.27 per square foot to $2.31 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

The extraordinary item in the 1996 period represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Operating Partnership's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.5 and $19.4 million for the six months ended June 30, 1997 and 1996, respectively. The decrease of $2.9 million was primarily due to the timing of the Operating Partnership's semiannual interest payment on the senior unsecured notes issued in March 1996 with payments due in March and September of each year. Net cash used in investing activities increased $25.3 million the first six months of 1997 compared to the first six months of 1996 due primarily to the acquisition of the outlet center in Sevierville, Tennessee and continued construction of the Riverhead expansion. Net cash from financing activities increased $30.5 million as a result of the incremental financing used for the acquisition in addition to an increase in construction activity during the 1997 period compared to the 1996 period primarily for the continued construction of the Riverhead expansion.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. Currently, five expansions totaling approximately 400,000 square feet are currently under construction (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $7.7 million at June 30, 1997.

The Operating Partnership also is in the process of developing plans for additional expansions for completion in 1997 and beyond and new centers for completion in 1998 and beyond. For example, the Operating Partnership is in the preleasing stages for future centers at three potential sites located in Concord, North Carolina (Charlotte), Romulus, Michigan (Detroit), and Ashburn, Virginia (Washington, D.C.) However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or, expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Operating Partnership, together with its general partner and majority owner, Tanger Factory Outlet Centers, Inc. (the "Company"), have an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Operating Partnership maintains revolving lines of credit which provide for borrowings of up to $95.0 million, of which $29.7 million was available for additional borrowings as of June 30, 1997. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available to both the Operating Partnership and the Company under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1997.

The Operating Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of distributions in accordance with REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution are invested in short-term money market or other suitable instruments. Certain of the Operating Partnership's debt agreements limit the payment of distributions such that distributions will not exceed funds from operations ("FFO"), as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

On July 10, 1997, the Board of Directors of the Company declared a $.55 cash distribution per general and limited partnership unit payable on August 15, 1997 to each unitholder of record on July 25, 1997. The Board of Directors of the Company also declared a cash distribution of $.4955 per preferred partnership unit payable on August 15, 1997 to each unitholder of record on July 25, 1997.

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

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the unaudited financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs. Below is a computation of FFO for the three and six months ended June 30, 1997 and 1996.



                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30                                JUNE 30
                                                        ------------------------------------------------------------------
                                                              1997          1996                     1997            1996
                                                        ------------------------------------------------------------------
                                                                                (In thousands)
Income before extraordinary item                             $3,857        $3,591                   $7,822          $7,501
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                        4,574         4,129                    8,811           8,039
                                                        ------------------------------------------------------------------
Funds from operations                                        $8,431        $7,720                  $16,633         $15,540
                                                        ==================================================================
Weighted average units outstanding(1)                        10,688        10,602                   10,688          10,605
                                                        ==================================================================


(1) ASSUMES CONVERSION OF ALL PREFERRED PARTNERSHIP UNITS TO GENERAL PARTNERSHIP UNITS.


ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Operating Partnership has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages, mitigate the Operating Partnership's exposure to interest rate risk on approximately 74% of total debt outstanding as of June 30, 1997.


Approximately 164,000 square feet of space is currently up for renewal during the remainder of 1997 and approximately 436,000 square feet will come up for renewal in 1998. The Operating Partnership's portfolio is currently 97% leased, but down approximately 2% since December 1996 primarily as a result of certain tenants closing stores from the early termination of their lease or after filing for protection under bankruptcy laws. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership has continued to attract and retain additional tenants. Although there can be no assurance that any tenant whose lease expires will renew such lease or that terminated leases will be re-leased on economically favorable terms, management currently does not expect any material adverse impact as a result of these leases up for renewal, bankruptcy filings or notices of store closings. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Operating Partnership's combined base and percentage rental revenues.

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

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Neither the Operating Partnership nor the Company is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Company or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
(a)            Exhibits

      None

(b)             Reports on Form 8-K

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






DATE:  August 5 1997