Form 10-Q
period 1997-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1997-11-13
CIK 1004036

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                 Commission File Nos.: 33-99736-01, 333-3526-01

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

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

--------------------------------------------------------------------------------

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                   Page Number
Item 1.  Financial Statements (Unaudited)

         Statements of Operations
             For the three and nine months ended September
               30, 1997 and 1996                                          3

         Balance Sheets
             As of September 30, 1997 and December 31, 1996               4

         Statements of Cash Flows
             For the nine months ended September 30, 1997 and 1996        5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

                           Part II. Other Information

Item 1.  Legal proceedings                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                            TANGER PROPERTIES LIMITED PARTNERSHIP
                                   STATEMENTS OF OPERATIONS
                                         (Unaudited)
                             (In thousands, except per unit data)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                   1997        1996             1997        1996
                                                ----------------------------------------------------
REVENUES
   Base rentals                                    $14,404      $12,779          $41,362     $37,497
   Percentage rentals                                  779          566            1,482       1,164
   Expense reimbursements                            6,200        5,901           17,799      16,446
   Other income                                        274          207              695         658
                                                ----------------------------------------------------
        Total revenues                              21,657       19,453           61,338      55,765
                                                ----------------------------------------------------
EXPENSES
   Property operating                                6,584        6,372           18,732      17,737
   General and administrative                        1,500        1,365            4,528       4,036
   Interest                                          4,414        3,614           12,193      10,282
   Depreciation and amortization                     4,790        4,178           13,694      12,285
                                                ----------------------------------------------------
        Total expenses                              17,288       15,529           49,147      44,340
                                                ----------------------------------------------------
Income before gain on sale of land and
   extraordinary item                                4,369        3,924           12,191      11,425
Gain on sale of land                                   ---          159              ---         159
                                                ----------------------------------------------------
Income before extraordinary item                     4,369        4,083           12,191      11,584
Extraordinary item - Loss on early extinguishment
   of debt                                             ---          ---              ---        (831)
                                                ----------------------------------------------------
Net income                                          $4,369       $4,083          $12,191     $10,753
                                                ====================================================

Per unit outstanding:
   Income before extraordinary item                   $.40         $.37            $1.11       $1.03
   Net income                                          .40          .37             1.11         .94
                                                ====================================================

Distributions paid per unit                           $.55         $.52            $1.62       $1.54
                                                ====================================================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                 (In thousands)

                                                      September 30, December 31,
                                                           1997         1996
                                                      --------------------------
                                                       (Unaudited)
ASSETS
   Rental property, net                                  $382,737       $311,454
   Cash and cash equivalents                                3,358          2,567
   Deferred charges, net                                    7,546          7,846
   Other assets                                            10,737         10,087
                                                      --------------------------
        Total assets                                     $404,378       $331,954
                                                      ==========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Long-term debt                                        $218,398       $178,004
   Construction trade payables                             19,160          8,320
   Accounts payable and accrued expenses                    7,762          9,374
                                                      --------------------------
        Total liabilities                                 245,320        195,698
                                                      --------------------------
Commitments
Partners' equity
   General partner                                        134,938        110,657
   Limited partner                                         24,120         25,599
                                                      --------------------------
        Total partners' equity                            159,058        136,256
                                                      --------------------------
             Total liabilities and partners' equity      $404,378       $331,954
                                                      ==========================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                        1997          1996
                                                                     -------------------------
OPERATING ACTIVITIES
   Net income                                                           $12,191      $10,753
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      13,694       12,285
      Amortization of deferred financing costs                              780          694
      Loss on early extinguishment of debt                                  ---          831
      Gain on sale of land                                                  ---         (159)
      Straight-line base rent adjustment                                   (328)        (946)
      Compensation under Unit Option Plan                                   253          254
   Increase (decrease) due to changes in:
      Other assets                                                          383          949
      Accounts payable and accrued expenses                              (1,612)       3,406
                                                                     -------------------------
           Net cash provided by operating activities                     25,361       28,067
                                                                     -------------------------
 INVESTING ACTIVITIES
   Acquisition of rental properties                                     (37,500)         ---
   Additions to rental properties                                       (36,231)     (26,815)
   Additions to deferred lease costs                                     (1,489)      (1,275)
   Proceeds from sale of land                                               ---          174
                                                                     -------------------------
       Net cash used in investing activities                            (75,220)     (27,916)
                                                                     -------------------------
FINANCING ACTIVITIES
   Contributions from general partner                                    27,038          ---
   Cash distributions paid to partners                                  (17,163)     (16,316)
   Proceeds from notes payable                                              ---       75,000
   Repayments on notes payable                                             (856)        (747)
   Proceeds from revolving lines of credit                              107,050       51,026
   Repayments on revolving lines of credit                              (65,800)    (107,927)
   Additions to deferred financing costs                                   (102)      (3,440)
   Proceeds from exercise of unit options                                   483          ---
                                                                     -------------------------
           Net cash provided by (used in) financing activities           50,650       (2,404)
                                                                     -------------------------
Net increase (decrease) in cash and cash equivalents                        791       (2,253)
Cash and cash equivalents, beginning of period                            2,567        5,113
                                                                     -------------------------
Cash and cash equivalents, end of period                                 $3,358       $2,860
                                                                     =========================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.    Interim Financial Statements

      The unaudited financial statements of Tanger Properties Limited Partnership, (the "Operating Partnership"), have been prepared pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

      The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.    Acquisition and Development of Rental Properties

      On February 28, 1997, the Operating Partnership completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. On September 30, 1997, the Operating Partnership acquired Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, containing approximately 98,000 square feet, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, containing approximately 82,000 square feet, for an aggregate purchase price of $19.5 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the results of operations since the acquisition date.

      During the first nine months, construction was substantially completed on a 241,820 square foot expansion in Riverhead, NY, and a 26,111 square foot expansion in Lancaster, PA. Construction has also begun on properties in Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet) as well as a further expansion in Riverhead, NY (60,000 square feet).

      Construction in progress amounted to $17.8 million and commitments to complete construction of expansions to existing properties amounted to approximately $6.8 million at September 30, 1997. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

      Interest costs capitalized during the three months ended September 30, 1997 and 1996 amounted to $399,000 and $278,000, respectively, and during the nine months ended September 30, 1997 and 1996 amounted to $1,451,000 and $734,000, respectively.

3.    Accumulated Depreciation

      Accumulated depreciation at September 30, 1997 and December 31, 1996 was approximately $59,722,000 and $46,907,000 respectively.

4.    Contributions from General Partner

      On September 24, 1997, the Operating Partnership's general partner and majority owner, Tanger Factory Outlet Centers, Inc. (the "Company"), completed a public offering of 1,000,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $27.0 million. Subsequently, on October 15, 1997, the Company issued an additional 80,000 Common Shares pursuant to an over-allotment option granted to the underwriters and received net proceeds of approximately $2.2 million. The net proceeds were contributed to the Operating Partnership in exchange for 1,080,000 partnership units, and were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

5.    Income Per Unit

      Income per unit is computed by dividing income, less applicable preferred distributions, by the weighted average number of general and limited partnership units outstanding. Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of preferred units to general partnership units as of the beginning of the year would have been anti-dilutive.

                                             Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                             1997           1996          1997           1996
                                     -----------------------------------------------------------
Applicable preferred distributions         $450,000       $602,000     $1,358,000     $1,885,000
Weighted average units                    9,852,264      9,436,303      9,789,378      9,404,709
                                     ===========================================================

      At September 30, 1997 and December 31, 1996, the ownership interests of the Operating Partnership consisted of the following:

                                                                   September 30,    December 31,
                                                                       1997             1996
                                                                 --------------------------------
General partnership units                                            7,763,985        6,602,510
Limited partnership units                                            3,033,305        3,033,305
Preferred partnership units, held by the general partner                90,789          106,419
                                                                 ================================

      In February 1997, the Financial Accounting Standards Board issued SFAS #128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per unit by replacing primary income per unit with basic income per unit. Basic income per unit will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to holders of general and limited partnership units by the weighted average units outstanding during the period. Fully diluted income per unit will now be called diluted income per unit and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per unit data. The adoption of this standard by the Operating Partnership will have no impact on the historical reported income per unit amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per unit computations.

6.    Supplemental schedule of non-cash investing activities

      The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 1997 and 1996 amounted to $19,160,000 and $6,424,000, respectively.

7.    Subsequent Events

      On October 24, the Operating Partnership issued $75 million of senior, unsecured notes, maturing October 24, 2004, with a coupon rate of 7.875%. The notes were priced at 99.799% of par with a yield to investors of 7.913%. The net proceeds were used to repay substantially all amounts outstanding under its existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under existing shelf registration statements of $200 million.

      In anticipation of the offering of the senior, unsecured notes, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000,000. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received $714,000 in proceeds. Such amount will be amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

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

The discussion of the Operating Partnership's results of operations reported in the Statements of Operations compares the three and nine months ended September 30, 1997 with the three and nine months ended September 30, 1996. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy during each period shown since GLA is not reduced when original occupied space subsequently becomes vacant.

The Operating Partnership continues to grow principally through acquisitions, new development and expansions of factory outlet centers. On February 28, 1997, the Operating Partnership completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. On September 30, 1997, the Operating Partnership acquired Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, containing approximately 98,000 square feet, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, containing approximately 82,000 square feet, for an aggregate purchase price of $19.5 million.

During the first nine months, construction was substantially completed on a 241,820 square foot expansion in Riverhead, NY, and a 26,111 square foot expansion in Lancaster, PA. Construction has also begun on properties in Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet) as well as a further expansion in Riverhead, NY (60,000 square feet).

A summary of the operating results for the three and nine months ended September 30, 1997 and 1996, calculated on a weighted average GLA basis, is presented in the following table.

                                                 Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                  1997          1996                1997           1996
                                         --------------------------------------------------------------
GLA at end of period (000's)                      4,289        3,718               4,289          3,718
Weighted Average GLA(a) (000's)                   4,079        3,686               3,928          3,614
Outlet centers in operation                          30           27                  30             27
New centers opened                                  ---          ---                 ---            ---
New centers acquired                                  2          ---                   3            ---
Centers expanded                                      1            2                   2              6
States operated in at end of period                  23           22                  23             22

     Per square foot
Revenues
     Base rent                                    $3.53        $3.47              $10.53         $10.38
     Percentage rentals                             .19          .15                 .38            .32
     Expense reimbursements                        1.52         1.60                4.53           4.55
     Other income                                   .07          .06                 .18            .18
                                         --------------------------------------------------------------
          Total revenues                           5.31         5.28               15.62          15.43
                                         --------------------------------------------------------------
Expenses
     Property operating                            1.61         1.73                4.77           4.91
     General and administrative                     .37          .37                1.15           1.12
     Interest                                      1.08          .98                3.10           2.85
     Depreciation and amortization                 1.17         1.13                3.49           3.40
                                         --------------------------------------------------------------
          Total expenses                           4.23         4.21               12.51          12.28
                                         --------------------------------------------------------------
Income before gain on sale of land
   and extraordinary item                         $1.08        $1.07               $3.11          $3.15
                                         ==============================================================

(a) GLA weighted by months of operations

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Base rentals increased $1.6 million, or 13%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 11% increase in weighted average GLA. Base rentals increased approximately $200,000 due to the effect of a full year's operation of expansions completed in 1996 and approximately $1.4 million for new or acquired leases added during 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 92% in the 1996 period to 94% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $212,000, or 3%, in the 1997 period as compared to the 1996 period but, on a weighted average GLA basis, decreased 7% to $1.61 from $1.73 per square foot. The decrease in cost per foot is due primarily to lower advertising and promotional expenses incurred during the 1997 period compared to the 1996 period.

Interest expense increased $800,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $1.13 per square foot to $1.17 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Base rentals increased $3.9 million, or 10%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 9% increase in weighted average GLA. Base rent increased approximately $1.3 million due to the effect of a full year's operation of expansions completed in 1996 and approximately $2.4 million for new or acquired leases added during 1997.

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

Property operating expenses increased by $995,000, or 6%, in the 1997 period as compared to the 1996 period. However, on a weighted average GLA basis, property operating expenses decreased to $4.77 from $4.91 per square foot. The decrease is primarily due to lower advertising and promotional expenses incurred in the 1997 period compared to the 1996 period.

Interest expense increased $1,911,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $3.40 per square foot to $3.49 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

The extraordinary item in the 1996 period represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Operating Partnership's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25.3 million and $28.1 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $2.8 million was primarily due to the timing of the Operating Partnership's semiannual interest payment on the senior unsecured notes issued in March 1996 with payments due in March and September of each year. Net cash used in investing activities increased $47.3 million the first nine months of 1997 compared to the first nine months of 1996 due primarily to the acquisitions of the outlet centers in Tennessee and North Carolina and the construction of the Riverhead and Lancaster expansions. Net cash from financing activities increased $53.1 million as a result of net proceeds contributed by the general partner from its Common Share offering and the incremental financing used for the acquisitions and the construction of the expansions.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. During the year, the Operating Partnership has substantially completed expansions totaling approximately 268,000 square feet and has five expansions totaling approximately 194,000 square feet currently under construction (See "General Overview"). In addition, the Board of Directors of the general partner has approved further expansions in Riverhead, NY (44,000 square feet) and Commerce, GA (33,000 square feet). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $17.8 million at September 30, 1997.

The Operating Partnership also is in the process of developing plans for additional expansions for completion in 1997 and beyond and new centers for completion in 1998 and beyond. For example, the Operating Partnership is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or, expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company and the Operating Partnership filed shelf registration statements with the SEC in November 1995 and March 1996 providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. On September 24, 1997, the Company completed a public offering of 1,000,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $27.0 million. Subsequently, on October 15, 1997, an additional 80,000 Common Shares were issued pursuant to an over-allotment option granted to the underwriters and the Company received net proceeds of approximately $2.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 partnership units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of senior, unsecured notes, maturing October 24, 2004, with a coupon rate of 7.875%. The net proceeds were used to repay substantially all amounts outstanding under the Operating Partnership's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under shelf registration statements back to the original $200 million.

In anticipation of the offering of the senior, unsecured notes, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000,000. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received $714,000 in proceeds. Such amount will be amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

The Operating Partnership maintains revolving lines of credit which provide for borrowings of up to $100.0 million, of which $31.0 million was available for additional borrowings as of September 30, 1997. Subsequent to September 30, 1997, the Operating Partnership used the proceeds from the issuance of the senior unsecured notes to repay substantially all amounts outstanding under the lines of credit. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration statements, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1997 and 1998.

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

On October 9, 1997, the Board of Directors of the general partner declared a $.55 cash distribution per partnership unit payable on November 14, 1997 to each unitholder of record on October 24, 1997. The Board of Directors of the general partner also declared a cash distribution of $.4955 per preferred partnership unit on November 14, 1997 to each unitholder of record on October 24, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS #128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per unit by replacing primary income per unit with basic income per unit. Basic income per unit will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to holders of general and limited partnership units by the weighted average units outstanding during the period. Fully diluted income per unit will now be called diluted income per unit and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per unit data. The adoption of this standard by the Operating Partnership will have no impact on the historical reported income per unit amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per unit computations.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the unaudited financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs. Below is a computation of FFO for the three and nine months ended September 30, 1997 and 1996.

                                                            Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                          ------------------------------------------------------
                                                              1997       1996                1997        1996
                                                          ------------------------------------------------------
                                                                            (In thousands)
Income before gain on sale of land and
   extraordinary item                                        $4,369      $3,924             $12,191      $11,425
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                        4,745       4,132              13,556       12,171
                                                          ------------------------------------------------------
Funds from operations                                        $9,114      $8,056             $25,747      $23,596
                                                          ======================================================
Weighted average units outstanding(1)                        10,835      10,611              10,786       10,611
                                                          ======================================================

(1) Assumes conversion of all preferred partnership units to general partnership units.

ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Operating Partnership has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages and notes payable, mitigate the Operating Partnership's exposure to interest rate risk on approximately 100% of total debt outstanding as of September 30, 1997, after giving effect to the $75 million offering of senior unsecured notes in October 1997.

Approximately 81,000 square feet of space is currently up for renewal during the remainder of 1997 and approximately 426,000 square feet will come up for renewal in 1998. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. Certain other tenants have, or may, from time to time, request reductions in rent to remain in operation. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, management may grant, from time to time, a tenant's request for rent reduction.

The Operating Partnership's portfolio is currently 98% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership has continued to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Operating Partnership is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Company or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.

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


                                   TANGER PROPERTIES LIMITED PARTNERSHIP

                                   By:   Tanger Factory Outlet Centers, Inc.,
                                         its general partner

                                   By:      /s/ FRANK C. MARCHISELLO, JR
                                         ---------------------------------------
                                         Frank C. Marchisello, Jr.
                                         Vice President, Chief Financial Officer



DATE: November 11, 1997