Form 10-K
period 1997-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1998-03-12
CIK 1004036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                      Commission file numbers:  33-99736-01
                                                333-3526-01
                                                333-39365-01

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


                                 (336) 274-1666
                         (Registrant's telephone number)

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

Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 1998.

PART I

Item 1.   Business

The Operating Partnership

Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. The Operating Partnership is the majority owned subsidiary of Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). According to Value Retail News, an industry publication, the Operating Partnership is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1997, the Operating Partnership owned and operated 30 factory outlet centers (the "Centers") with a total gross leasable area ("GLA") of approximately 4.6 million square feet. These centers were approximately 98% leased, contained over 1,210 stores and represented over 250 brand name companies as of such date.

The Company is the sole managing general partner of the Operating Partnership and The Tanger Family Limited Partnership ("TFLP") is the sole limited partner. As of December 31, 1997, the ownership interests in the Operating Partnership (the "Units") consisted of 7,853,936 partnership Units and 90,689 preferred partnership Units (which are convertible into approximately 817,107 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner. The Units held by the limited partner are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, into Common Shares. See "Business-The Company".

Each preferred partnership Unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership Units. Preferred partnership Units will be automatically converted by holders into general partnership Units to the extent that the Series A Preferred Shares are converted into Common Shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by the Company.

The Operating Partnership's executive offices are located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and its telephone number is (336) 274-1666. The Operating Partnership is a North Carolina limited partnership that was formed in May 1993.

Recent Developments

During 1997, the Operating Partnership acquired three centers in resort areas totaling 302,554 square feet. Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, was acquired in February 1997 at a purchase price of $18 million. Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, were acquired in September 1997 for an aggregate purchase price of $19.5 million.

In addition, the Operating Partnership has completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,979 square feet. A summary of the 1997 acquired centers and expansions is recapped below:

     1997 Development                             Aggregate          Open at
     ----------------                               Size             12/31/97
                                                  (sq. ft.)          sq. ft.)
                                                  ---------          --------
      Acquisitions
         Sevierville, TN                           122,684           122,684
         Blowing Rock, NC                           97,408            97,408
         Nags Head, NC                              82,462            82,462
                                                   -------           -------
                                                   302,554           302,554
                                                   -------           -------
      Expansions
         Riverhead, NY                             345,164           284,745
         Commerce, GA                               94,247            58,455
         Sevierville, TN                            50,357            25,060
         Lancaster, PA                              26,111            23,434
         San Marcos, TX                             23,100            11,000
                                                   -------           -------
                                                   538,979           402,694
                                                   -------           -------
                                                   841,533           705,248
                                                   =======           =======

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond. Currently, the Operating Partnership is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit) and for further expansions of four existing centers. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 partnership Units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Operating Partnership's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under shelf registration statements back to the original $100 million in equity securities and $100 million in debt securities.

In anticipation of offering the senior, unsecured notes due 2004, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million senior, unsecured note issuance, and, as a result of an increase in the US Treasury rate, the Operating Partnership received $714,000 in proceeds. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

The Factory Outlet Concept

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in factory outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer, and because factory outlet centers typically have lower operating costs than other retailing formats. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

The Operating Partnership's factory outlet centers range in size from 8,000 to 631,359 square feet of GLA and are typically located at least 10 miles from downtown areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Operating Partnership's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways to provide accessibility and visibility to potential customers.

Management believes that factory outlet centers continue to present attractive opportunities for capital investment by the Operating Partnership, particularly with respect to strategic expansions of existing centers. Management believes that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. Management further believes, based upon its contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Thus, the Operating Partnership believes that its commitment to developing and expanding factory outlet centers is justified by the potential financial returns on such centers.

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

As of December 31, 1997, the Operating Partnership had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, Off 5th- SAKS Fifth Avenue Outlet Store, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Operating Partnership are directly operated by the respective manufacturer. During 1997, the Operating Partnership added approximately 55 new national designers and brand name companies to its tenant base.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1997 and 1996. During 1995, one tenant (including affiliates) accounted for approximately 10% of combined base and percentage rental revenues. As of February 1, 1998, the Operating Partnership's largest tenant accounted for approximately 6.8% of its GLA. Because the typical tenant of the Operating Partnership is a large, national manufacturer, the Operating Partnership has not experienced any material problems with respect to rent collections or lease defaults.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 96% of the Operating Partnership's total revenues in 1997. Percentage rental revenues accounted for approximately 3% of 1997 revenues. As a result, only a small portion of the Operating Partnership's revenues are dependent on contingent revenue sources, such as percentage rents, which fluctuate depending on tenant's sales performance.

Business History

Stanley K. Tanger, the founder, Chairman and Chief Executive Officer of the general partner, entered the factory outlet center business in 1981. Prior to founding the Operating Partnership, Stanley K. Tanger and his son, Steven B. Tanger, the President and Chief Operating Officer of the general partner, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc. ("Tanger/Creighton"), which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, the Tangers recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

From 1981 to June of 1993, the Tangers developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since the Company's IPO, the Operating Partnership has developed nine Centers and acquired four Centers and, together with expansions of existing Centers, added approximately 3.1 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1997 to 30 Centers totaling approximately 4.6 million square feet of GLA.

Business and Operating Strategy

The Operating Partnership intends to increase its cash flow and the value of its portfolio over the long-term by continuing to own, manage, acquire, develop, and expand factory outlet centers. The Operating Partnership's strategy is to increase revenues through new development, selective acquisitions and expansions of factory outlet centers while minimizing its operating expenses by designing low maintenance properties and achieving economies of scale. In connection with the ownership and management of its properties, the Operating Partnership places an emphasis on regular maintenance and intends to make periodic renovations as necessary. In addition, the Operating Partnership will seek to maintain high occupancy rates and increasing rental revenues with a tenant base of nationally recognized brand name tenants.

The Operating Partnership typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to a highway with a traffic count of at least 35,000 cars per day. The Operating Partnership will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Operating Partnership's current goal is to target sites that are large enough to construct centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Operating Partnership will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Future phases have historically been less expensive to build than the first phase because the Operating Partnership generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

The Operating Partnership generally preleases at least 50% of the space in each center prior to acquiring the site and beginning construction. Historically, the Operating Partnership has not begun construction until it has obtained a significant amount of signed leases. Typically, construction of a new factory outlet center has taken the Operating Partnership four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Capital Strategy

The Operating Partnership's capital strategy is to maintain a strong and flexible financial position by: (1) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating interest rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio (defined as annual distributions as a percent of funds from operations ("FFO" - See discussion of FFO below) for such year).

FFO and EBITDA are widely accepted financial indicators used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. FFO is generally defined as net income
(loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. EBITDA is generally defined as earnings before interest expense, income taxes, depreciation and amortization. The Operating Partnership cautions that the calculations of FFO and EBITDA may vary from entity to entity and as such the presentation of FFO and EBITDA by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. Neither FFO nor EBITDA represent net income or cash flow from operations as defined by generally accepted accounting principles and neither should be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO and EBITDA are not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

The Operating Partnership has successfully increased its distribution each of its first four years in existence. At the same time, the Operating Partnership has reduced its payout ratio in each of those years. The distribution payout ratio for the year ended December 31, 1997 was 67%. As a result, the Operating Partnership retained approximately $11 million of its 1997 FFO. A low distribution payout ratio policy allows the Operating Partnership to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties.

The Operating Partnership's ratio of EBITDA to Annual Service Charge (defined as the amount which is expensed or capitalized for interest on debt, excluding amortization of deferred finance charges) was a strong 3.0 for the year ended December 31, 1997. The Operating Partnership's ratio of debt to total market capitalization (defined as the value of the outstanding Units plus total debt) at December 31, 1997 was approximately 39% (assuming that each type of Unit has the same value as the equivalent Common Shares of the Company, which at December 31, 1997 had a market value of $30.5625 per share).

During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, and contributed the net proceeds of approximately $29.2 million to the Operating Partnership in exchange for 1,080,000 partnership Units. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Operating Partnership's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide, under shelf registration statements, for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities.

At December 31, 1997, the Operating Partnership had revolving lines of credit with a borrowing capacity of up to $125 million, of which $120 million was available for additional borrowings. Based on the $5 million in variable rate debt outstanding at December 31, 1997, the Operating Partnership had an insignificant amount of exposure to interest rate risk at year end. Also, with additional unsecured borrowings during the year, the Operating Partnership had effectively unencumbered approximately 64% of its real estate assets as of December 31, 1997. In February 1998, the Operating Partnership amended two of its revolving lines to increase the amounts available by $20 million, bringing the total borrowing capacity under the lines to $145 million.

The Operating Partnership intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interests of the Operating Partnership and its unitholders.

The Company

The Company is a fully integrated real estate company, focusing exclusively on factory outlet centers. Management of the Company beneficially owns approximately 27% of all outstanding Common Shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for Common Shares but without giving effect to the exercise of any outstanding stock and partnership Unit options). The Company owned, as of February 1, 1998, 74.1% of the Operating Partnership (assuming conversion of the preferred partnership Units), and is the sole general partner.

Ownership of the Company's capital stock is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's Common Shares (including Common Shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding capital stock equal to at least 95% of its taxable income each year. Dividends on preferred shares are included as distributions for this purpose. Historically, the Company's distributions have exceeded, and the Company expects that its distribution will continue to exceed, taxable income in each year. As a result, and because a portion of the distributions may constitute a return of capital, the consolidated net worth of the Company may decline. However, the Company does not believe that consolidated net worth is a meaningful reflection of net real estate values.

The Company's executive offices are located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and its telephone number is (336) 274-1666. The Company is a North Carolina corporation that was formed on March 3, 1993.

Competition

The Operating Partnership carefully considers the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new center. The Operating Partnership's centers compete for customers primarily with factory outlet centers built and operated by different developers, traditional shopping malls and full- and off-price retailers. However, management believes that the majority of the Operating Partnership's customers visit factory outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of name-brand products at attractive prices.

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 to 20 miles from the nearest major department store or the tenants' own specialty stores. For this reason, the Operating Partnership's centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

Management believes that the Operating Partnership competes favorably with as many as four large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided by the property manager. The Operating Partnership believes that its centers have an attractive tenant mix as a result of the strong brand identity of the Operating Partnership's major tenants.

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

The Operating Partnership maintains on-site managers and offices at 25 Centers and one off-site manager and office in Portsmouth, New Hampshire to service the remaining 5 Centers in the New England area. The managers closely monitor the development of those Centers from construction through opening and operation and also provide effective and efficient management and marketing services.

Insurance

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

As of February 1, 1998, the Operating Partnership had 110 full-time employees, located at the Operating Partnership's corporate headquarters in North Carolina, its regional office in New York and its 26 business offices.

Item 2. Business and Properties

As of February 1, 1998, the Operating Partnership's portfolio consisted of 30 Centers located in 23 states. The Operating Partnership's Centers range in size from 8,000 to 631,359 square feet of GLA. These Centers are typically strip shopping centers which enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Operating Partnership believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single Center or tenant. The only Center that represents more than 10% of the Operating Partnership's total assets or gross revenues as of and for the year ended December 31, 1997 is the property in Riverhead, NY. See "Business and Properties
- Significant Property". No other Center represented more than 10% of the Operating Partnership's total assets or gross revenues as of December 31, 1997.

Location of Centers (as of February 1, 1998)

                                        Number of        GLA                 %
State                                   Centers       (sq. ft.)           of GLA
--------------------------------------------------------------------------------
Georgia                                     3          713,371               16%
New York                                    1          631,359               14
Texas                                       2          419,750                9
Iowa                                        1          275,706                6
Tennessee                                   2          267,791                6
Missouri                                    1          255,073                6
Louisiana                                   1          245,325                5
Pennsylvania                                1          230,063                5
Oklahoma                                    1          197,878                4
Arizona                                     1          186,018                4
North Carolina                              2          179,870                4
Indiana                                     1          141,051                3
Minnesota                                   1          134,480                3
Michigan                                    1          112,120                2
California                                  1          108,950                2
Oregon                                      1           97,749                2
Kansas                                      1           88,200                2
Maine                                       2           84,897                2
Alabama                                     1           80,730                2
New Hampshire                               2           61,915                1
West Virginia                               1           49,252                1
Massachusetts                               1           23,417                1
Vermont                                     1            8,000               --
                                        ----------------------------------------
     Total                                 30        4,592,965              100%
                                        ========================================

The table set forth below summarizes certain information with respect to the Operating Partnership's existing centers as of February 1, 1998.

Property Portfolio

                                                                                                   Mortgage
                                                                                                     Debt        Fee or
                                                               GLA                                Outstanding    Ground
 Date Opened            Location                            (sq. ft.)             % Leased         (000's) (4)    Lease
------------------------------------------------------------------------------------------------------------------------
Jun. 1986         Kittery I, ME                               56,312                  100%            $5,970      Fee
Aug. 1993         Expansion                                    3,882
                                                            --------
                                                              60,194

Mar. 1987         Clover, North Conway, NH                    11,000                   100                --      Fee

Nov. 1987         Martinsburg, WV                             42,346                    89                --      Fee
Sep. 1994         Expansion                                    6,906
                                                            --------
                                                              49,252

Apr. 1988         LL Bean, North Conway, NH                   50,915                   100                --      Fee

Jul. 1988         Pigeon Forge, TN                            94,480                   100                --    Ground
Jul. 1994         Expansion                                      270                                             Lease
                                                            --------
                                                              94,750                                            (2086)

Aug. 1988         Boaz, AL                                    78,550                   100                --      Fee
May  1993         Expansion                                    2,180
                                                            --------
                                                              80,730

Oct. 1988         Manchester, VT                               8,000                   100                --      Fee

Jun. 1989         Kittery II, ME                              23,119                   100                --      Fee
Nov. 1993         Expansion                                    1,584
                                                            --------
                                                              24,703

Jul. 1989         Commerce, GA                               100,100                    97            10,121      Fee
Mar. 1990         Expansion                                   58,650
May 1992          Expansion                                    4,500
May 1993          Expansion                                   12,500
Sep. 1994         Expansion                                   10,000
                                                            --------
                                                             185,750

Oct. 1989         Bourne, MA                                  23,417                   100                --      Fee

Feb. 1991         West Branch, MI                             75,120                    98             6,836      Fee
Oct. 1992         Expansion                                   25,000
May  1994         Expansion                                   12,000
                                                            --------
                                                             112,120

May  1991         Williamsburg, IA                           121,444                    94            16,946      Fee
Nov. 1991         Expansion                                   50,675
Nov. 1992         Expansion                                   34,000 (1)
Dec. 1993         Expansion                                   43,400
Apr. 1996         Expansion                                   26,187
                                                            --------
                                                             275,706

Feb. 1992         Casa Grande, AZ                             94,223                    89                --      Fee
Dec. 1992         Expansion                                   91,795
                                                            --------
                                                             186,018

                                                                                                   Mortgage
                                                                                                     Debt        Fee or
                                                               GLA                                Outstanding    Ground
 Date Opened            Location                            (sq. ft.)             % Leased         (000's) (4)    Lease
------------------------------------------------------------------------------------------------------------------------
Aug. 1992         Stroud, OK                                  96,378                    93                --      Fee
Nov. 1992         Expansion                                   37,500
Aug. 1993         Expansion                                   64,000                                              Fee
                                                            --------
                                                             197,878

Dec. 1992         North Branch, MN                           106,280                    96                --      Fee
Aug. 1993         Expansion                                   28,200
                                                            --------
                                                             134,480

Feb. 1993         Gonzales, LA                               105,985                    98                --      Fee
Aug. 1993         Expansion                                  109,450
Feb. 1996         Expansion                                   29,890
                                                            --------
                                                             245,325

May  1993         San Marcos, TX                              98,820                   100            10,206      Fee
Oct. 1993         Expansion                                   40,200
Nov. 1994         Expansion                                   17,500 (2)
April 1995        Expansion                                   32,750
July 1996         Expansion                                   29,945
Dec. 1997         Expansion                                   23,100 (6)
                                                            --------
                                                             242,315

Dec. 1993         Lawrence, KS                                88,200                    87                --      Fee

Dec. 1993         McMinnville, OR                             97,749                    72               ---      Fee

Aug. 1994         Riverhead, NY                              286,195                    99               ---    Ground
Aug. 1997         Expansion                                  241,820                                             Lease
Dec. 1997         Expansion                                  103,344 (6)                                       (2004)(3)
                                                            --------
                                                             631,359

Aug. 1994         Terrell, TX                                126,185                    98                --      Fee
Oct. 1995         Expansion                                   51,250
                                                            --------
                                                             177,435

Sep. 1994         Seymour, IN                                141,051                    95             8,184      Fee

Oct.  1994 (5)    Lancaster, PA                              191,152                    99            15,787      Fee
Nov. 1995         Expansion                                   12,800
Sep. 1997         Expansion                                   26,111 (6)
                                                            --------
                                                             230,063

Nov. 1994         Branson, MO                                230,073                    95                --      Fee
Jun. 1996         Expansion                                   25,000
                                                            --------
                                                             255,073

Nov. 1994         Locust Grove, GA                           168,700                    97                --      Fee
Dec. 1995         Expansion                                   45,964
Aug. 1996         Expansion                                   34,190
                                                            --------
                                                             248,854

Jan. 1995         Barstow, CA                                108,950                   100                --      Fee

Dec. 1995         Commerce II, GA                            148,520                    98                --      Fee
Aug. 1996         Expansion                                   36,000
Dec. 1997         Expansion                                   94,247 (6)
                                                            --------
                                                             278,767

                                                                                                   Mortgage
                                                                                                     Debt        Fee or
                                                               GLA                                Outstanding    Ground
 Date Opened            Location                            (sq. ft.)             % Leased         (000's) (4)    Lease
------------------------------------------------------------------------------------------------------------------------
Feb. 1997 (5)     Sevierville, TN                            122,684                    92                --    Ground
Dec. 1997         Expansion                                   50,357 (6)                                         Lease
                                                            --------
                                                             173,041                                            (2046)

Sep. 1997 (5)     Blowing Rock, NC                            97,408                    95                --      Fee
Sep. 1997 (5)     Nags Head, NC                               82,462                    93                --      Fee
----------------------------------------------------------------------------------------------------------------------
     Total                                                 4,592,965                    96%          $74,050
======================================================================================================================

(1)  GLA excludes  21,781 square foot land lease on outparcel  occupied by Pizza
     Hut.

(2) GLA excludes 17,400 square foot land lease on outparcel occupied by Wendy's.

(3) The original Riverhead Center is subject to a ground lease which may be renewed at the option of the Operating Partnership for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located is owned by the Operating Partnership.

(4) As of December 31, 1997. The weighted average interest rate for debt outstanding at December 31, 1997 was 8.5% and the weighted average maturity date was October 2002.

(5)  Represents date acquired by the Operating Partnership.

(6) GLA includes square feet of new space not yet open as of December 31, 1997, which totaled 136,285 square feet (San Marcos - 12,100; Riverhead - 60,419; Lancaster - 2,677; Commerce II - 35,792; Sevierville - 25,297)

--------------------------------

Management has an ongoing program for acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Operating Partnership's Centers serve as collateral for mortgage notes payable and the secured revolving line of credit. Of the 30 Centers, the Operating Partnership owns the land underlying 27 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Operating Partnership for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, approximately 43 acres, is owned by the Operating Partnership.

The term of the Operating Partnership's typical tenant lease ranges from five to ten years. Generally, leases provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable Center. As a result, substantially all operating expenses for the Centers are borne by the tenants.

Lease Expirations

The following table sets forth, as of February 1, 1998, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                             % of Gross
                                                                                             Annualized
                                                               Average                        Base Rent
                               No. of         Approx.        Annualized       Annualized     Represented
                               Leases          GLA            Base Rent       Base Rent      by Expiring
          Year               Expiring(1)   (sq. ft.)(1)       per sq. ft.     (000's)(2)       Leases
---------------------------------------------------------------------------------------------------------
          1998                    75          306,000           $12.78           $3,910          7%
          1999                   190          695,000            14.24            9,895         17
          2000                   168          581,000            14.39            8,363         14
          2001                   140          549,000            13.81            7,581         13
          2002                   242          904,000            15.14           13,684         24
          2003                    73          353,000            13.56            4,786          8
          2004                    61          314,000            14.32            4,497          8
          2005                   132          102,000            11.23            1,145          2
          2006                     4           58,000            10.91              633          1
          2007                    10           64,000            14.59              934          2
     2008 & thereafter            36          255,000             8.76            2,235          4
     ----------------------------------------------------------------------------------------------
          Total                1,131        4,181,000           $13.79          $57,663        100%
=======================================================================================================

(1)  Excludes  leases that have been  entered  into but which tenant has not yet
     taken  possession,   vacant  suites  and  month-to-month   leases  totaling
     approximately 412,000 square feet.

(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.


                                                    Renewed by Existing                     Re-leased to
                    Total Expiring                       Tenants                             New Tenants
              ---------------------------       ----------------------------         ----------------------------
                                   % of
                                   Total                              % of                                % of
               GLA                 Center         GLA               Expiring          GLA               Expiring
Year         (sq. ft.)              GLA         (sq. ft.)              GLA          (sq. ft.)             GLA
-----------------------------------------------------------------------------------------------------------------
1997          238,250                5%          195,380               82%           18,600                8%
1996          149,689                4           134,639               90            15,050               10
1995           93,650                3            91,250               97             2,400                3
1994          115,697                3           105,697               91            10,000                9
1993          129,069                4           123,569               96             5,500                4

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                          Renewals of Existing Leases                                 Stores Re-leased to New Tenants (1)
             -------------------------------------------------------        -------------------------------------------------------
                                  Average Annualized Base Rents                                 Average Annualized Base Rents
                                         ($ per sq. ft.)                                               ($ per sq. ft.)
                             ---------------------------------------                       ----------------------------------------
                                                                                                                              %
               GLA                                              %             GLA                                          Increase
Year         (sq. ft.)       Expiring          New          Increase        (sq. ft.)      Expiring        New            (Decrease)
----         ---------       --------        ------         --------        ---------      --------      ------           ---------
1997          195,380         $14.21         $14.41             1%            171,421       $14.59       $13.42              (8)%
1996          134,639          12.44          14.02            13              78,268        14.40        14.99               4
1995           91,250          11.54          13.03            13              59,445        13.64        14.80               9
1994          105,697          14.26          16.56            16              71,350        12.54        14.30              14
1993          123,569          12.83          13.94             9              29,000        10.81        14.86              38

----------
(1) The square footage released to new tenants for 1997, 1996, 1995, 1994 and 1993 contain 18,600, 15,050, 2,400, 10,000 and 5,500 square feet, respectively, that was released to new tenants upon expiration of an existing lease. The remaining space was retenanted prior to any lease expiration.



The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.


                                                                                                              Aggregate
                                         Average              GLA Open at                                     Percentage
                   %                 Anualized Base           End of Each              Number of                Rents
Year             Leased             Rent per sq.ft. (1)           Year                  Centers                (000's)
----             ------             -------------------       -----------              ---------              ----------
1997              98%                     $14.04               4,458,000                  30                    $2,637
1996              99%                      13.89               3,739,000                  27                     2,017
1995              99%                      13.92               3,507,000                  27                     2,068
1994              99%                      13.43               3,115,000                  25                     1,658
1993              98%                      13.03               1,980,000                  19                     1,323

----------
(1) Represents total base rental revenue divided by Weighted Average GLA of the portfolio, which amount does not take into consideration fluctuations in occupancy throughout the year.

Occupancy Costs

     The Operating Partnership believes that its ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot.


                                               Occupancy Costs as a
                             Year               % of Tenant Sales
                             ----              --------------------
                             1997                     8.2%
                             1996                     8.7
                             1995                     8.5
                             1994                     7.4
                             1993                     6.5

Tenants

The following table sets forth certain information with respect to the Operating Partnership's ten largest tenants and their store concepts as of February 1, 1998.


                                           Number          GLA       % of Total
Tenant                                    of Stores     (sq. ft.)     GLA open
-------------------------------------------------------------------------------
Phillips-Van Heusen Corporation (1):
      Bass Shoes                              18          121,342        2.6%
      Bass Apparel                             1            3,300        0.1
      Bass Company Store                       1            6,500        0.1
      Van Heusen                              19           81,556        1.8
      Geoffrey Beene Co. Store                12           48,640        1.1
      Izod                                    15           35,567        0.8
      Gant                                     5           13,000        0.3
                                          -------------------------------------
                                              71          309,905        6.8
Liz Claiborne, Inc.:
      Liz Claiborne                           25          285,041        6.2
      Elizabeth                                5           20,700        0.5
                                          -------------------------------------
                                              30          305,741        6.7

Reebok International, Ltd.                    22          158,400        3.5

Sara Lee Corporation:
      L'eggs, Hanes, Bali                     23          107,192        2.3
      Champion                                 2            6,500        0.2
      Coach                                    6           13,815        0.3
      Socks Galore                             7            8,680        0.2
                                          -------------------------------------
                                              38          136,187        3.0
County Seat Stores, Inc. (2):
      County Seat                              3           15,000        0.3
      Levi's by County Seat                    8           91,700        2.0
                                          -------------------------------------
                                              11          106,700        2.3
American Commercial, Inc.:
      Mikasa Factory Store                    13          105,500        2.3

Brown Group Retail, Inc.:
      Famous Footwear                          6           33,150        0.7
      Naturalizer                              7           17,200        0.4
      Brown Shoes                              2           10,500        0.2
      Factory Brand Shoes                      6           29,050        0.6
      Air Step/Buster Brown                    1            3,000        0.1
                                          -------------------------------------
                                              22           92,900        2.0

VF Factory Outlet, Inc.                        3           78,697        1.7

Oshkosh B"Gosh, Inc.                          15           76,790        1.6

Samsonite Corporation:
      American Tourister                      11           31,392        0.7
      Samsonite                               13           43,395        0.9
                                          -------------------------------------
                                              24           74,787        1.6
                                          -------------------------------------
Total of all tenants listed in table         249        1,455,607       31.5%
                                          =====================================

(1) Phillips-Van Heusen Corporation ("PVH") has announced the closing of a significant portion of its underperforming stores. Generally, the Operating Partnership's leases with PVH are long-term and do not permit the tenant to close the store during the lease term. Management believes that the rents derived from stores that might be considered for closing in the future by PVH would not have a material effect on the Operating Partnership's results of operations or financial condition.

(2) County Seat Stores, Inc. ("County Seat") is currently in bankruptcy proceedings. Management believes that this bankruptcy will not have a material effect on the Operating Partnership's results of operations or financial condition.


Significant Property

The Center in Riverhead, New York is the Operating Partnership's only Center which comprises more than 10% of total assets or total revenues. The Riverhead Center was originally constructed in 1994. During 1997, the Operating Partnership substantially completed an expansion totaling 241,820 square feet and is nearing final completion of a further expansion which will total approximately 103,300 square feet. Upon completion of the expansions, the Riverhead Center will total 631,359 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1997, 1996, 1995 and 1994, excluding expansions under construction, was 99%, 100%, 100% and 100%. Average annualized base rental rates during 1997, 1996, 1995 and 1994 were $18.65, $17.73, $17.63 and $18.18 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1997, the net federal tax basis of this Center was approximately $73,134,000. Real estate taxes assessed on this Center during 1997 amounted to $826,000. Real estate taxes for 1998 are estimated to be approximately $1.6 million.

The following table sets forth, as of February 1, 1998, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:

                                                                                                             % of Gross
                                                                                                             Annualized
                                                                                                              Base Rent
                            No. of                               Annualized           Annualized            Represented
                            Leases             GLA                Base Rent            Base Rent            by Expiring
Year                     Expiring (1)        (sq. ft.) (1)       per sq. ft.           (000) (2)               Leases
------------------------------------------------------------------------------------------------------------------------
1998                          --                    --               $   --            $    --                   --%
1999                          22                91,000                19.30              1,756                   16
2000                           5                17,000                19.94                339                    3
2001                           8                34,000                20.97                713                    7
2002                          70               240,000                20.77              4,985                   46
2003                           4                23,000                18.65                452                    4
2004                          18                79,000                19.24              1,520                   14
2005                           1                 2,000                17.50                 35                    1
2006                          --                    --                --                    --                   --
2007                           4                24,000                16.83                404                    4
2007 & thereafter              5                57,000                 9.33                532                    5
------------------------------------------------------------------------------------------------------------------------
Total                        137               567,000               $18.93            $10,736                  100%
========================================================================================================================

(1) Excludes leases that have been entered into but which tenant has not taken possession and excludes month-to-month leases.

(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.

Item 3. Legal Proceedings

Except for claims arising in the ordinary course of business, which are covered by the Operating Partnership's liability insurance, the Operating Partnership is not presently involved in any litigation involving claims against the Operating Partnership, nor, to its knowledge, is any material litigation threatened against the Operating Partnership or its Centers which would have a material adverse effect on the Operating Partnership, its Centers or its operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.


                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the general partner, Tanger Factory Outlet Centers, Inc.:

     NAME                                        AGE                       POSITION
----------------------------------------         ---   -----------------------------------------------
Stanley K. Tanger.......................          74   Founder, Chairman of the Board of Directors and
                                                           Chief Executive Officer
Steven B. Tanger........................          49   Director, President and Chief Operating Officer
Rochelle G. Simpson ....................          59   Secretary and Senior Vice President -
                                                           Administration and Finance
Willard A. Chafin, Jr...................          60   Senior Vice President - Leasing, Site Selection,
                                                           Operations and Marketing
Frank C. Marchisello, Jr................          39   Vice President - Chief Financial Officer
Joseph H. Nehmen........................          49   Vice President - Operations
Virginia R. Summerell...................          39   Treasurer and Assistant Secretary
C. Randy Warren, Jr.....................          33   Vice President - Leasing
Richard T. Parker.......................          49   Vice President - Development
Carrie A. Johnson.......................          35   Vice President - Marketing
Kevin M. Dillon.........................          39   Vice President - Construction

     The following is a biographical summary of the experience of the executive officers of the Company:

     Stanley K. Tanger. Mr. Tanger is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. He also served as President from inception of the Company to December 1994. Mr. Tanger opened one of the country's first outlet shopping centers in Burlington, North Carolina in 1981. Before entering the factory outlet center business, Mr. Tanger was President and Chief Executive Officer of his family's apparel manufacturing business, Tanger/Creighton, Inc., for 30 years.

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

     Joseph H. Nehmen. Mr. Nehmen joined the Company in September 1995 and was elected Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

     Virginia R. Summerell. Ms. Summerell was named Treasurer of the Company in May 1995 and Assistant Secretary in November 1994. Previously, she held the position of Director of Finance since joining the Company in August 1992, after nine years with NationsBank. Her major responsibilities include cash management and oversight of all project and corporate finance transactions. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

     C. Randy Warren, Jr. Mr. Warren is the Vice President - Leasing of the Company and joined the Company in November 1995. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State University and holds an MBA from Loyola College.

     Richard T. Parker. Mr. Parker is the Vice President - Development and joined the Company in April 1996. Prior to joining Tanger, Mr. Parker was with The Mills Corporation for nine years where he served as Vice President of Land Development responsible for organizing and planning the development, merchandising and sale of peripheral land surrounding 2 million-plus square foot super regional mall projects. Prior to joining The Mills Corporation, Mr. Parker was employed by Marriott International for 6 years where he served as Director of Franchise Development. Mr. Parker is a graduate of Golden Gate University and a veteran of the United States Air Force.

     Carrie A. Johnson. Ms. Johnson was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Johnson was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Johnson was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Johnson is a graduate of East Carolina University.

     Kevin M. Dillon. Mr. Dillon was named Vice President - Construction in October 1997. Previously, he held the position of Director of Construction from September 1996 to October 1997 and Construction Manager since November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Shareholders' Matters

There is no established public trading market for the Operating Partnership's Units. As of December 31, 1997, the ownership interests in the Operating
Partnership consisted of 7,853,936 partnership Units and 90,689 preferred partnership Units (which are convertible into approximately 817,107 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner.

The Operating Partnership made distributions per partnership Unit during 1997 and 1996 as follows:



                                          1997               1996
          -------------------------------------------------------
          First Quarter                  $ .52              $ .50
          Second Quarter                   .55                .52
          Third Quarter                    .55                .52
          Fourth Quarter                   .55                .52
          -------------------------------------------------------
          Year 1997                      $2.17              $2.06
          -------------------------------------------------------


Certain of the Operating Partnership's debt agreements limit the payment of distributions such that distributions shall not exceed FFO, as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, the
Operating   Partnership   intends  to   continue   to  pay   regular   quarterly
distributions.

Item 6. Selected Financial Data

                                                 1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------------------------
                                                     (In thousands, except per unit and center data)
OPERATING DATA (1)
  Total revenues                            $  85,271    $  75,500    $  68,604    $  45,988    $  29,204
   Income before extraordinary item            17,583       16,177       15,352       15,147        8,555
   Net income (3)                              17,583       15,346       15,352       15,147        4,012
----------------------------------------------------------------------------------------------------------
UNIT DATA (2)
  Basic:
     Income before extraordinary item       $    1.57    $    1.46    $    1.36    $    1.32    $     .90
     Net income (3)                         $    1.57    $    1.37    $    1.36    $    1.32    $     .35
     Weighted average partnership units        10,061        9,435        9,128        8,211        7,891
  Diluted:
     Income before extraordinary item       $    1.55    $    1.46    $    1.36    $    1.31    $     .90
     Net income (3)                         $    1.55    $    1.37    $    1.36    $    1.31    $     .35
     Weighted average partnership units        10,171        9,441        9,129        8,244        7,902
 Distributions paid                         $    2.17    $    2.06    $    1.96    $    1.80    $    .535
----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  Real estate assets, before depreciation   $ 454,708    $ 358,361    $ 325,881    $ 292,406    $ 137,666
  Total assets                                415,578      331,954      314,947      294,643      182,322
  Long-term debt                              229,050      178,004      156,749      121,323       20,316
  Partners' equity                            160,525      136,256      142,397      147,462      150,707
----------------------------------------------------------------------------------------------------------
OTHER DATA
  EBITDA (5)                                $  52,857    $  46,633    $  41,058    $  26,089    $  17,519
  Funds from operations (4)                 $  35,840    $  32,313    $  29,597    $  23,189    $  12,008
  Cash flows provided by (used in):
     Operating activities                   $  39,232    $  38,031    $  32,455    $  21,274    $  11,571
     Investing activities                   $ (93,636)   $ (36,401)   $ (44,788)   $(143,683)   $ (49,277)
     Financing activities                   $  55,444    $  (4,176)   $  13,802    $  80,661    $  81,324
  Gross leasable area open at year end          4,458        3,739        3,507        3,115        1,980
  Number of centers                                30           27           27           25           19

----------
(1) The selected financial data reflects the financial and operating information of Tanger Properties Limited Partnership for periods subsequent to June 1993 and combined financial and operating information of Tanger Properties, the predecessor business, for the period prior to June 1993.

(2) In 1997, the Operating Partnership adopted SFAS 128, Earnings Per Share. As a result, the Operating Partnership's reported income per unit amounts for prior years have been restated to conform with the current year presentation.

(3) Pro forma net income and net income per unit, which reflect adjustments to historical information to present income information as if the formation of the Operating Partnership had taken place on January 1, 1993, were $10,519 and $1.31 per basic and diluted unit during 1993.

(4) In 1996, the Operating Partnership adopted the National Association of Real Estate Investment Trusts' definition of funds from operations and restated 1995 and prior year amounts. See Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Funds from Operations" for a complete discussion of funds from operations.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. The Operating Partnership cautions that the calculation of EBITDA may vary from entity to entity and as such the presentation of EBITDA by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the years ended December 31, 1997 and 1996, as well as December 31, 1996 and 1995. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy since GLA is not reduced when original occupied space subsequently becomes vacant.

Cautionary Statements

Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Operating Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Operating Partnership's financial performance; the risk that the Operating Partnership may not be able to finance its planned development, acquisition and expansion activities; risks related to the retail industry in which the Operating Partnership's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Operating Partnership's development, acquisition and expansion activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Operating Partnership's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Operating Partnership may be unable to renew or re-lease a significant amount of available space on economically favorable terms. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Operating Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General Overview

The Operating Partnership continues to grow principally through acquisitions, new development and expansions of factory outlet centers. During 1997, the Operating Partnership acquired three centers in resort areas totaling 302,554 square feet. Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, was acquired in February 1997 at a purchase price of $18 million. Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, were acquired in September 1997 for an aggregate purchase price of $19.5 million.

In addition, the Operating Partnership has completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,979 square feet. During 1996, the Operating Partnership completed six expansions totaling 181,142 square feet. A summary of the 1997 acquired centers and expansions is recapped below:

           1997 Development                Aggregate          Open at
           ----------------                   Size            12/31/97
                                            (sq. ft.)         (sq. ft.)
                                           ----------         ---------
           Acquisitions
              Sevierville, TN               122,684           122,684
              Blowing Rock, NC               97,408            97,408
              Nags Head, NC                  82,462            82,462
                                            -------           -------
                                            302,554           302,554
                                            -------           -------
           Expansions
              Riverhead, NY                 345,164           284,745
              Commerce, GA                   94,247            58,455
              Sevierville, TN                50,357            25,060
              Lancaster, PA                  26,111            23,434
              San Marcos, TX                 23,100            11,000
                                            -------           -------
                                            538,979           402,694
                                            -------           -------
                                            841,533           705,248
                                            =======           =======

A summary of the operating results for the years ended December 31, 1997, 1996 and 1995 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.


                                                     Year Ended December 31,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ---------------------------------

GLA open at end of period (000's)                  4,458       3,739       3,507
Weighted average GLA (000's) (1)                   4,046       3,642       3,292
Outlet centers in operation                           30          27          27
New centers opened                                    --          --           2
New centers acquired                                   3          --          --
Centers expanded                                       5           6           4
States operated in at end of period                   23          22          22

  Per square foot
Revenues
  Base rentals                                 $   14.04   $   13.89   $   13.92
  Percentage rentals                                 .65         .55         .63
  Expense reimbursements                            6.10        6.04        6.05
  Other income                                       .29         .25         .24
                                               ---------------------------------
    Total revenues                                 21.08       20.73       20.84
                                               ---------------------------------
Expenses
  Property operating                                6.49        6.47        6.83
  General and administrative                        1.52        1.50        1.54
  Interest                                          4.16        3.84        3.44
  Depreciation and amortization                     4.56        4.52        4.37
                                               ---------------------------------
    Total expenses                                 16.73       16.33       16.18
                                               ---------------------------------
Income before gain on sale of land and
  extraordinary item                           $    4.35   $    4.40   $    4.66
                                               =================================
(1) GLA weighted by months of operations.

Results of Operations

1997 Compared to 1996

Base rentals increased $6.2 million, or 12%, in 1997 when compared to the same period in 1996 primarily as a result of the 11% increase in weighted average GLA. Base rent increased approximately $1.5 million due to the effect of a full year's operation of expansions completed in 1996 and approximately $4.8 million for new or acquired leases added during 1997.

Percentage rentals increased $620,000, or $.10 per square foot, in 1997 compared to 1996. The increase is primarily attributable to leases acquired during 1997, leases added in 1996 completing their first full year of operation in 1997 and due to increases in tenant sales. Same store sales, defined as weighed average sales per square foot reported for tenant stores open all of 1997 and 1996, increased approximately 2.3% to $241 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional and advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 93% in the 1996 period to 94% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $2.7 million, or 11%, in 1997 as compared to the 1996 period. On a weighted average GLA basis, property operating expenses increased to $6.49 from $6.47 per square foot. Slightly lower promotional, real estate taxes, and insurance expenses per square foot incurred in the 1997 period compared to the 1996 period were offset by higher common area maintenance expenses per square foot due to additional customer service amenities, such as trolleys, customer service counters and security and as a result of expanding the Riverhead Center which has a cost per foot higher than the portfolio average.

General and administrative expenses increased $678,000 in 1997 as compared to 1996. As a percentage of revenues, general and administrative expenses remained level at 7.2% in each year. On a weighted average GLA basis, general and administrative expenses increased $.02 to $1.52 in 1997.

Interest expense increased $2.8 million during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings increased principally to finance the first quarter acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers until the Operating Partnership received the proceeds from the Company's equity offering in October 1997. Depreciation and amortization per weighted average GLA increased from $4.52 per square foot to $4.56 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $39.2, $38.0, and $32.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases for all three years were primarily due to the incremental operating income associated with acquired or developed centers. Net cash used in investing activities amounted to $93.6, $36.4, and $44.8 million during 1997, 1996 and 1995, respectively, and reflects the levels of development and acquisition activity over the past three years (841,533 square feet developed or acquired in 1997, 181,142 square feet in 1996, 392,312 square feet in 1995). Cash provided by (used in) financing activities of $55.4, $(4.2) and $13.8 million in 1997, 1996 and 1995, respectively, and has fluctuated consistently with the capital needed to fund the current development and acquisition activity. In 1997, the significant increase was due to the proceeds received from the Company's equity offering ($29 million) and additional debt to fund acquisitions and expansions.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. During 1997, the Operating Partnership acquired three centers totaling 302,554 square feet and completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,879 square feet. (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $862,000 at December 31, 1997.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond. Currently, the Operating Partnership is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit) and for further expansions of four existing Centers. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, and contributed the net proceeds of approximately $29.2 million to the Operating Partnership in exchange for 1,080,000 partnership Units. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Operating Partnership's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide, under shelf registration statements, for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities.

In anticipation of the offering of the senior, unsecured notes, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received $714,000 in proceeds. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

At December 31, 1997, the Operating Partnership had revolving lines of credit with a borrowing capacity of up to $125 million, of which $120 million was available for additional borrowings. Based on the $5 million in variable rate debt outstanding at December 31, 1997, the Operating Partnership had an insignificant amount of exposure to interest rate risk at year end. Also, with additional unsecured borrowings during the year, the Operating Partnership had effectively unencumbered approximately 64% of its real estate assets as of December 31, 1997. In February 1998, the Operating Partnership amended two of its revolving lines to increase amounts available by $20 million, bringing the total borrowing capacity under the lines to $145 million. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration statements, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1998.

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

New Accounting Pronouncements

In 1997, the Operating Partnership adopted the Financial Accounting Standards Board's, SFAS No. 128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings per unit by replacing primary earnings per unit with basic earnings per unit. Basic earnings per unit does not include the effect of any potentially dilutive securities, as under the previous accounting standard, and is computed by dividing reported income available to general unitholders by the weighted average units outstanding during the period. Fully diluted earnings per unit is now called diluted earnings per unit and reflects the dilution of all potentially dilutive securities. In adopting the standard, Companies are required to restate all prior period earnings per unit data. The adoption of this standard by the Operating Partnership had no impact on the historical reported earnings per unit amounts in 1996 and 1995 as the effect of potentially dilutive securities were immaterial.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to unitholders. The Operating Partnership is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

Funds from Operations

Management believes that to facilitate a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the unaudited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31, 1997, 1996 and 1995 as well as actual cash flow and other data for those respective years:

                                                                     1997            1996            1995
                                                                  ----------------------------------------
                                                                               (In thousands)
Funds from Operations:
  Income before gain on sale of land and extraordinary item       $ 17,583        $ 16,018        $ 15,352
  Adjusted for depreciation and amortization uniquely
      significant to real estate                                    18,257          16,295          14,245
                                                                  ----------------------------------------
  Funds from operations                                           $ 35,840        $ 32,313        $ 29,597
                                                                  ========================================
Cash flows provided by (used in):
     Operating activities                                         $ 39,232        $ 38,031        $ 32,455
     Investing activities                                         $(93,636)       $(36,401)       $(44,788)
     Financing activities                                         $ 55,444        $ (4,176)       $ 13,802
Weighted average units outstanding (1)                              11,000          10,601          10,596
                                                                  ----------------------------------------

----------
(1) Assumes the preferred partnership units and unit options are converted to general partnership Units.

Economic Conditions and Outlook

Substantially all of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

Approximately 306,000 square feet of space is up for renewal during 1998 and approximately 695,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. Also, management may grant, from time to time, a tenant's request for reduction in rent to remain in operation. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms.

The Operating Partnership's portfolio is currently 96% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership has continued to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Operating Partnership's combined base and percentage rental revenues.

Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

The Operating Partnership has evaluated its computer systems and applications for potential software failures as a result of recognizing the year 2000 and beyond. Most of the systems are compliant with the year 2000, or will be with normal upgrades currently available to the Operating Partnership. Therefore, the Operating Partnership believes the costs to bring the remaining systems and applications in compliance will be insignificant.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant's sole general partner, Tanger Factory Outlet Centers, Inc., will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The Operating Partnership does not have any directors or officers. The information concerning the directors of the general partner required by this
Item is incorporated by reference to the Proxy Statement of Tanger Factory Outlet Centers, Inc.

The information concerning the executive officers of the general partner required by this Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers of the General Partner".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement of Tanger Factory Outlet Centers, Inc. and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement of Tanger Factory Outlet Centers, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement of Tanger Factory Outlet Centers, Inc.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement of Tanger Factory Outlet Centers, Inc.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.   Financial Statements

          Report of Independent Accountants                         F-1
          Balance Sheets-December 31, 1997 and 1996                 F-2
          Statements of Operations-
             Years Ended December 31, 1997, 1996 and 1995           F-3
          Statements of Partners' Equity-
             For the Years Ended December 31, 1997, 1996 and 1995   F-4
          Statements of Cash Flows-
             Years Ended December 31, 1997, 1996 and 1995           F-5
          Notes to Financial Statements                             F-6 to F-13

     2.   Financial Statement Schedule

          Schedule III
             Report of Independent Accountants                      F-14
             Real Estate and Accumulated Depreciation               F-15 to F-17

          All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     3.   Exhibits

Exhibit No.                        Description
-----------                        -----------

3.3       Amended  and  Restated  Agreement  of  Limited   Partnership  for  the
          Operating Partnership. (Note 1)

10.1      Unit Option Plan of the Company. (Note 2)

10.1A     First Amendment to the Unit Option Plan. (Note 1)

10.1B     Second Amendment to the Unit Option Plan. (Note 6)

10.1C     Third Amendment to the Unit Option Plan. (Note 10)

10.1D     Fourth Amendment to the Unit Option Plan. (Note 12)

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

10.16     Form of Senior Indenture. (Note 8)

10.17     Form of First Supplemental Indenture (to Senior Indenture). (Note 8)

10.17A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Propeties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 11)

10.18 Loan Agreement dated as of October 14, 1996 between Tanger Properties Limited Partnership and First National Bank of Commerce. (Note 10)

10.18A First Amendment to Loan Agreement between Tanger Properties Limited Partnership and First National Bank of Commerce dated as of August 13, 1997. (Note 12)

10.19     Loan Agreement dated as of November 18, 1996 between Tanger Properties
          Limited   Partnership  and  Southtrust   Bank  of  Alabama,   National
          Association. (Note 10)

10.19A First Amendment to Loan Agreement between Tanger Properties Limited Partnership and Southtrust Bank of Alabama, National Association dated as of May 22, 1997. (Note 12)

10.20 Revolving Credit Agreement dated as of December 18, 1997 between Tanger Properties Limited Partnership and Fleet National Bank. (Note
          12)

21.1      List of Subsidiaries. (Note 2)

23.1      Consent of Coopers & Lybrand L.L.P.

     Notes to Exhibits:

     1. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Registration Statement on Form S-11 filed October 6, 1993, as amended.
     2. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Registration Statement on Form S-11 filed May 27, 1993, as amended.
     3. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.
     4. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.
     5. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Quarterly Report of Form 10-Q for the period ended March 31, 1995.
     6. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
     7. Incorporated by reference to the exhibits to the Operating Partnership's Current Report on Form 8-K dated January 23, 1996.
     8. Incorporated by reference to the exhibits to the Operating Partnership's Current Report on Form 8-K dated March 6, 1996.
     9. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Quarterly Report of Form 10-Q for the period ended March 31, 1996.
     10. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.
     11. Incorporated by reference to the exhibits to the Operating Partnership's Current Report on Form 8-K dated October 24, 1997.
     12. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Reports on Form 8-K - The Operating Partnership filed the following reports on Form 8-K during the quarter ended December 31, 1997:

     The  Operating  Partnership  filed  a  Current  Report  on Form  8-K  dated
     September 12, 1997 to file the Consent of Coopers & Lybrand L.L.P, independent public accountants, as an exhibit to a prospectus filed in September 1997.

     The Operating Partnership filed a Current Report on Form 8-K dated September 24, 1997 to file a supplemental indenture agreement related to the issuance of $75 million in 7.875% senior unsecured notes.

     The Operating Partnership filed a Current Report on Form 8-K dated September 30, 1997 to file financial statements and related schedules related to the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee; Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina; and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina.

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

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                       By: Tanger Factory Outlet Centers, Inc.,
                                           its general partner

                                       By:  /s/ Stanley K. Tanger
                                            -----------------------------
                                            Stanley K. Tanger
                                            Chairman of the Board and
                                            Chief Executive Officer

March 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as officers or directors of the general partner and on the dates indicated:

        Signature                           Title                     Date

/s/ Stanley K. Tanger              Chairman of the Board and      March 11, 1998
-----------------------------      Chief Executive Officer
Stanley K. Tanger                  (Principal Executive Officer)


/s/ Steven B. Tanger               Director, President and        March 11, 1998
-----------------------------      Chief Operating Officer
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.      Vice President and             March 11, 1998
-----------------------------      Chief Financial Officer
Frank C. Marchisello, Jr.          (Principal Financial and
                                    Accounting Officer)


/s/ Jack Africk                    Director                       March 11, 1998
-----------------------------
Jack Africk

/s/ William G. Benton              Director                       March 11, 1998
-----------------------------
William G. Benton

/s/ Thomas E. Robinson             Director                       March 11, 1998
-----------------------------
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 TANGER PROPERTIES LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of Tanger Properties Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanger Properties Limited
Partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                             COOPERS & LYBRAND L.L.P.


Greensboro, NC
January 19, 1998

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)


                                                               December 31,
                                                            1997         1996
                                                         ----------------------
ASSETS
   Rental property
        Land                                             $  48,059    $  43,339
        Buildings, improvements and fixtures               379,842      299,534
        Developments under construction                     26,807       15,488
                                                         ----------------------
                                                           454,708      358,361
        Accumulated depreciation                           (64,177)     (46,907)
                                                         ----------------------
        Rental property, net                               390,531      311,454
   Cash and cash equivalents                                 3,607        2,567
   Deferred charges, net                                     8,651        7,846
   Other assets                                             12,789       10,087
                                                         ----------------------
        Total assets                                     $ 415,578    $ 331,954
                                                         ======================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Long-term debt
        Senior, unsecured notes                          $ 150,000    $  75,000
        Mortgages payable                                   74,050       75,204
        Lines of credit                                      5,000       27,800
                                                         ----------------------
                                                           229,050      178,004
   Construction trade payables                              12,913        8,320
   Accounts payable and accrued expenses                    13,090        9,374
                                                         ----------------------
        Total liabilities                                  255,053      195,698
                                                         ----------------------
Commitments
Partners' equity
   General partner                                         136,649      110,657
   Limited partner                                          23,876       25,599
                                                         ----------------------
        Total partners' equity                             160,525      136,256
                                                         ----------------------
             Total liabilities and partners' equity      $ 415,578    $ 331,954
                                                         ======================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                 Year Ended December 31,
                                                              1997        1996         1995
                                                            --------------------------------
 REVENUES
   Base rentals                                             $ 56,807    $ 50,596    $ 45,818
   Percentage rentals                                          2,637       2,017       2,068
   Expense reimbursements                                     24,665      21,991      19,913
   Other income                                                1,162         896         805
                                                            --------------------------------
        Total revenues                                        85,271      75,500      68,604
                                                            --------------------------------
EXPENSES
   Property operating                                         26,269      23,559      22,467
   General and administrative                                  6,145       5,467       5,079
   Interest                                                   16,835      13,998      11,337
   Depreciation and amortization                              18,439      16,458      14,369
                                                            --------------------------------
        Total expenses                                        67,688      59,482      53,252
                                                            --------------------------------
Income before gain on sale of land and extraordinary item     17,583      16,018      15,352
Gain on sale of land                                              --         159          --
                                                            --------------------------------
Income before extraordinary item                              17,583      16,177      15,352
Extraordinary item - Loss on early extinguishment of debt         --        (831)         --
                                                            --------------------------------
Net income                                                    17,583      15,346      15,352
Income allocated to limited partner                           (4,756)     (4,155)     (4,134)
                                                            --------------------------------
Income allocated to general partner                         $ 12,827    $ 11,191    $ 11,218
                                                            ================================

Basic earnings per unit:
    Income before extraordinary item                        $   1.57    $   1.46    $   1.36
    Extraordinary item                                            --        (.09)         --
                                                            -------------------------------
    Net income                                              $   1.57    $   1.37    $   1.36
                                                            ================================
Diluted earnings per unit:
    Income before extraordinary item                        $   1.55    $   1.46    $   1.36
    Extraordinary item                                            --        (.09)         --
                                                            --------------------------------
    Net income                                              $   1.55    $   1.37    $   1.36
                                                            ================================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 1997, 1996, and 1995
                        (In thousands, except unit data)

                                                                                          Total
                                                              General      Limited      Partners'
                                                              Partner      Partner       Equity
                                                             ------------------------------------
Balance, December 31, 1994                                   $ 118,177    $  29,285    $ 147,462

Conversion of 87,960 preferred Units into 792,506
   partnership Units                                                --           --           --

Issuance of 600 Units upon exercise of unit options                 14           --           14

Compensation under Unit Option Plan                                224          110          334

Net income                                                      11,218        4,134       15,352

Preferred distributions ($17.66 per unit)                       (2,944)          --       (2,944)

Distributions to partners ($1.96 per unit)                     (11,876)      (5,945)     (17,821)
                                                             ------------------------------------
Balance, December 31, 1995                                     114,813       27,584      142,397

Conversion of 35,065 preferred Units into 315,929
   partnership Units                                                --           --           --

Compensation under Unit Option Plan                                229          109          338

Net income                                                      11,191        4,155       15,346

Preferred distributions ($18.56 per unit)                       (2,416)          --       (2,416)

Distributions to partners ($2.06 per unit)                     (13,160)      (6,249)     (19,409)
                                                             ------------------------------------
Balance, December 31, 1996                                     110,657       25,599      136,256

Conversion of 15,730 preferred Units into 141,726
   partnership Units                                                --           --           --

Issuance of 29,700 Units upon exercise of unit options             703           --          703

Issuance of 1,080,000 Units to general partner in exchange
   for the proceeds from an offering of common shares           29,241           --       29,241

Compensation under Unit Option Plan                                234          104          338

Net income                                                      12,827        4,756       17,583

Preferred distributions ($19.55 per unit)                       (1,789)          --       (1,789)

Distributions to partners ($2.17 per unit)                     (15,224)      (6,583)     (21,807)
                                                             ------------------------------------
Balance, December 31, 1997                                   $ 136,649    $  23,876    $ 160,525
                                                             ====================================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                       1997         1996         1995
                                                                    -----------------------------------
OPERATING ACTIVITIES
   Net income                                                       $  17,583    $  15,346    $  15,352
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    18,439       16,458       14,369
      Amortization of deferred financing costs                          1,094          953          955
      Loss on early extinguishment of debt                                 --          831           --
      Gain on sale of land                                                 --         (159)          --
      Straight-line base rent adjustment                                 (347)      (1,192)      (1,316)
      Compensation under Unit Option Plan                                 338          338          334
      Increase (decrease) due to changes in:
         Other assets                                                  (1,591)         578        2,487
         Accounts payable and accrued expenses                          3,716        4,878          274
                                                                    -----------------------------------
              Net cash provided by operating activities                39,232       38,031       32,455
                                                                    -----------------------------------
INVESTING ACTIVITIES
   Additions to rental properties                                     (92,295)     (35,408)     (43,758)
   Additions to deferred lease costs                                   (1,341)      (1,167)      (1,030)
   Proceeds from sale of land                                              --          174           --
                                                                    -----------------------------------
              Net cash used in investing activities                   (93,636)     (36,401)     (44,788)
                                                                    -----------------------------------
FINANCING ACTIVITIES
   Contributions from general partner                                  29,241           --           --
   Cash distributions paid                                            (23,596)     (21,825)     (20,765)
   Proceeds from notes payable                                         75,000       75,000       16,250
   Repayments on notes payable                                         (1,154)      (1,019)        (949)
   Proceeds from revolving lines of credit                            118,450       70,301      113,555
   Repayments on revolving lines of credit                           (141,250)    (123,027)     (93,430)
   Additions to deferred financing costs                               (1,950)      (3,606)        (873)
   Proceeds from exercise of unit options                                 703           --           14
                                                                    -----------------------------------
              Net cash provided by (used in) financing activities      55,444       (4,176)      13,802
                                                                    -----------------------------------
Net increase (decrease) in cash and cash equivalents                    1,040       (2,546)       1,469
Cash and cash equivalents, beginning of period                          2,567        5,113        3,644
                                                                    -----------------------------------
Cash and cash equivalents, end of period                            $   3,607    $   2,567    $   5,113
                                                                    ===================================

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


1.   Organization and Formation of the Operating Partnership

Tanger Properties Limited Partnership (the "Operating Partnership"),a North Carolina limited partnership, develops, owns and operates factory outlet centers. The Operating Partnership is a majority owned subsidiary of Tanger Factory Outlet Centers, Inc., (the "Company") a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"). Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Operating Partnership owned and operated 30 factory outlet centers located in 23 states with a total gross leasable area of approximately 4.6 million square feet at the end of 1997. The Operating Partnership provides all development, leasing and management services for its centers.

The Company is the sole general partner of the Operating Partnership and the Tanger Family Limited Partnership ("TFLP") is the sole limited partner. Stanley
K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the general partner of TFLP.

2.   Summary of Significant Accounting Policies

     Basis of presentation - Allocation of net income to the general and limited partner is based each partner's respective ownership of Operating Partnership Units (the "Units") (See Note 6).

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates include reserves for uncollectible receivables and reserves for potentially unsuccessful pre-construction costs.

     Rental Properties - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the acquisition, construction, and development of properties are capitalized. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1997, 1996 and 1995 amounted to $1,877, $1,044, and $580, and development costs capitalized amounted to $1,637, $1,321 and $1,253, respectively. Depreciation expense for each of the years ended December 31, 1997, 1996 and 1995 was $17,327, $15,449 and $13,451, respectively.

     The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to developments under construction when the pre-construction tasks are completed. Costs of potentially unsuccessful pre-construction efforts are charged to operations.

     Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Operating Partnership believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

     Deferred Charges - Deferred lease costs consist of fees and costs incurred to initiate operating leases and are amortized over the average minimum lease term. Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


2.   Summary of Significant Accounting Policies (continued)

     Impairment of Long-Lived Assets - The Operating Partnership has adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Operating Partnership believes that no material impairment existed at December 31, 1997.

     Derivatives - The Operating Partnership selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The cost of these agreements are included in deferred financing costs and are being amortized on a straight-line basis over the life of the agreements.

     Revenue Recognition - Minimum rental income is recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when earned. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term.

     Income Taxes - As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partner; accordingly, no provision has been made for Federal income taxes in the accompanying financial statements.

     Concentration of Credit Risk - The Operating Partnership's management performs ongoing credit evaluations of their tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. During 1995, one tenant accounted for approximately 10% of combined base and percentage rental income. No single tenant accounted for 10% or more of combined base and percentage rental income during 1997 and 1996.

     Supplemental Cash Flow Information - The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1997, 1996 and 1995 amounted to $12,913, $8,320, and $11,305, respectively. Interest paid, net of interest capitalized, in 1997, 1996 and 1995 was $12,337, 10,637, and $10,266, respectively.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   Deferred Charges

Deferred charges as of December 31, 1997 and 1996 consist of the following:

                                                    1997               1996
                                                  -------------------------
     Deferred lease costs                         $7,658             $6,705
     Deferred financing costs                      6,607              4,657
                                                  -------------------------
                                                  14,265             11,362
     Accumulated amortization                      5,614              3,516
                                                  -------------------------
                                                  $8,651             $7,846
                                                  =========================

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


Amortization of deferred lease costs for the years ended December 31, 1997, 1996 and 1995 was $873, $799 and $731, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying statements of operations, for the years ended December 31, 1997, 1996 and 1995 was $1,094, $953 and $955, respectively. During 1996, the Operating Partnership expensed the remaining unamortized financing costs totaling $831 related to debt extinguished with other current year borrowings. Such amount is shown as an extraordinary item in the accompanying statements of operations.

4.   Long-term Debt

Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                               1997        1996
                                                           --------------------
8.75% Senior, unsecured notes, maturing March 2001          $75,000     $75,000
7.875% Senior, unsecured notes, maturing October 2004        75,000         ---
Mortgage notes with fixed interest at:
     8.92%, maturing January 2002                            48,142      48,817
     8.625%, maturing September 2000                         10,121      10,412
     9.77%, maturing April 2005                              15,787      15,975
Revolving lines of credit with variable interest rates
ranging from either prime less .25% to prime or from
LIBOR plus 1.50% to LIBOR plus 1.80%                          5,000      27,800
                                                           --------------------
                                                           $229,050    $178,004
                                                           ====================

The Operating Partnership maintains revolving lines of credit which provide for borrowing up to $125,000. The agreements expire at various times through the year 2000. Interest is payable based on alternative interest rate bases at the Operating Partnership's option. Amounts available under these facilities at December 31, 1997 totaled $120,000. Certain of the Operating Partnership's properties, which had a net book value of approximately $141,221 at December 31, 1997, serve as collateral for the fixed rate mortgages and one revolving line of credit.

The credit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, on an annual basis or 95% of funds from operations on a cumulative basis. All three existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

Maturities of the existing long-term debt are as follows:

                                       Amount              %
                                      --------            ---
          1998                        $  1,261              1
          1999                           1,379              1
          2000                          15,566              6
          2001                          76,184             33
          2002                          45,117             20
          Thereafter                    89,543             39
                                      -----------------------
                                      $229,050            100
                                      =======================

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


5.   Derivatives and Fair Value of Financial Instruments

In October 1995, the Operating Partnership entered into an interest rate swap effective through October 1998 with a notional amount of $10,000 which fixed the 30 day LIBOR index at 5.99%. The impact of this agreement, together with an interest rate swap agreement which expired during 1996, reduced mortgage interest expense by $693 during 1995. The agreements had an insignificant effect on interest expense during 1997 and 1996.

In anticipation of offering the senior, unsecured notes due 2004, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000. The transaction settled on October 21, 1997, the trade date of the $75,000 offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received proceeds of $714. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1997, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $232,152. The estimated fair value of the interest rate swap agreement at December 31, 1997, as determined by the issuing financial institution, was an unrealized loss of approximately $17.

6.   Partners' Equity

During 1997, the Company completed an additional public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 partnership units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") were sold by the general partner to the public during 1993 in the form of Depositary Shares, each representing 1/10 of a Preferred Share. Proceeds from this offering, net of underwriters discount and estimated offering expenses, were contributed to the Operating Partnership in return for preferred partnership Units. Preferred partnership Units issued by the Operating Partnership have the same characteristics, with respect to liquidation rights, distribution and conversion, as the Preferred Shares. The Preferred Shares have a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate per Depositary Share equal to the greater of (i) $1.575 per year or
(ii) the dividends on the Common Shares or portion thereof, into which a depositary share is convertible. The Preferred Shares rank senior to the Common Shares in respect of dividend and liquidation rights.

The Preferred Shares are convertible at the option of the holder at any time into Common Shares at a rate equivalent to .901 Common Shares for each Depositary Share. Preferred Units are automatically converted into general partnership Units to the extent of any conversion of Series A Preferred Shares of the Company into Common Shares of the Company. At December 31, 1997, 817,107 Common Shares were reserved for the conversion of Depositary Shares. The Preferred Shares and the related Depositary Shares are not redeemable prior to December 15, 1998. On and after December 15, 1998, the Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


At December 31, 1997 and 1996, the ownership interests of the Operating Partnership consisted of the following:


                                                          1997           1996
                                                       -------------------------

Preferred Units, held by the general partner               90,689        106,419
                                                       =========================
Partnership Units:
     General partner                                    7,853,936      6,602,510
     Limited partner                                    3,033,305      3,033,305
                                                       -------------------------
          Total                                        10,887,241      9,635,815
                                                       =========================

Preferred Units outstanding at December 31, 1997 were convertible into approximately 817,107 general partnership Units. The limited partner's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for Common Shares of the Company.

7.   Earnings Per Unit

In 1997, the Operating Partnership adopted SFAS No. 128, Earnings Per Share. The impact of adopting this statement had no effect on reported earnings per unit for 1996 and 1995.

                                                               Year Ended December 31,
                                                            1997        1996        1995
                                                          --------------------------------
Basic earnings per unit
   Income before extraordinary item                       $ 17,583    $ 16,177    $ 15,352
   Less: Preferred Unit distributions                       (1,808)     (2,399)     (2,903)
                                                          --------------------------------
   Income available to the general and limited partners   $ 15,775    $ 13,778    $ 12,449
   Weighted average partnership Units (in thousands)        10,061       9,435       9,128
                                                          --------------------------------
        Basic earnings per unit                           $   1.57    $   1.46    $   1.36
                                                          ================================
Diluted earnings per unit
   Income before extraordinary item                       $ 17,583    $ 16,177    $ 15,352
   Less: preferred unit distributions                       (1,808)     (2,399)     (2,903)
                                                          --------------------------------
   Income available to the general and limited partners   $ 15,775    $ 13,778    $ 12,449
   Units (in thousands):
        Weighted average partnership Units                  10,061       9,435       9,128
        Effect of outstanding unit options                     110           6           1
                                                          --------------------------------
        Weighted average partnership Units plus assumed
           conversions                                      10,171       9,441       9,129
                                                          --------------------------------
        Diluted earnings per unit                         $   1.55    $   1.46    $   1.36
                                                          ================================

Options to purchase partnership Units excluded from the computation of diluted earnings per unit during 1996 and 1995 because the exercise price was greater than the average market price of the Company's Common Shares totaled 130,172 and 519,708 units. During 1997, all options had exercise prices less than the average market price. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


8.   Employee Benefit Plans

The Operating Partnership has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all employees of the Operating Partnership. The 401(k) Plan permits employees of the Operating Partnership, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts.
Employee contributions are fully vested and are matched by the Operating Partnership at a rate of compensation deferred to be determined annually at the Operating Partnership's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment.

The Operating Partnership has a non-qualified Unit option plan ("The 1993 Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for Common Shares of the Company. The Operating Partnership accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with SFAS #123, Accounting for Stock-Based Compensation, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:


                                           1997           1996            1995
                                         --------------------------------------
     Net income:     As reported         $17,583        $15,346         $15,232
                     Pro forma           $17,403        $15,243         $15,339

     Basic EPS:      As reported           $1.57          $1.37           $1.36
                     Pro forma             $1.55          $1.36           $1.36

     Diluted EPS:    As reported           $1.55          $1.37           $1.36
                     Pro forma             $1.54          $1.36           $1.36

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

The Operating Partnership and the Company may issue up to a combined 1,500,000 shares and units under the Company's 1993 Stock Option Plan and The 1993 Unit Option Plan. The Operating Partnership and the Company have granted a total of 904,530 options, net of options forfeited, through December 31, 1997. Under both plans, the option exercise price is determined by the Stock and Unit Option
Committee of the Company's Board of Directors. Nonqualified stock and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1997 have exercise prices between $22.50 and $26.625, with a weighted average exercise price of $23.67 and a weighted average remaining contractual life of 6.9 years. On January 6, 1998, the Operating Partnership granted to employees options to purchase an additional 242,600 Units in the Operating Partnership (which are exchangeable for 242,600 Common Shares of the Company). The exercise price per unit was set at the previous day's market closing price of $30.125.

Unamortized stock compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was $195 and $533 at December 31, 1997 and 1996. Compensation expense recognized during 1997, 1996 and 1995 was $338, $338 and $334, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


A summary of the status of the Operating Partnership's plan at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                             1997                         1996                         1995
                                                            ------                       ------                       ------
                                                                   Wtd Avg                       Wtd Avg                     Wtd Avg
                                                      Units        Ex Price        Units        Ex Price        Units       Ex Price
                                                    -------------------------------------------------------------------------------
Outstanding at beginning of year                     888,950        $23.69        656,650        $23.47        525,000       $23.53

Granted                                                   --            --        234,700         24.27        145,550        23.48

Exercised                                            (29,700)        23.68             --            --           (600)       22.50

Forfeited                                            (12,020)        24.41         (2,400)        23.59        (13,300)       25.79
                                                    -------------------------------------------------------------------------------
Outstanding at end of year                           847,230        $23.67        888,950        $23.69        656,650       $23.47
                                                    -------------------------------------------------------------------------------
Exercisable at end of year                           456,350        $23.37        310,210        $23.23        180,500       $23.05

Weighted average fair value of
   options granted                                        --                       $ 2.71                       $ 2.17


9.   Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31:

                                               1997          1996          1995
                                             -----------------------------------
     Advertising and promotion               $ 8,452       $ 7,691       $ 8,884
     Common area maintenance                  11,113         9,497         8,403
     Real estate taxes                         5,004         4,699         3,483
     Other operating expenses                  1,700         1,672         1,697
                                             -----------------------------------
                                             $26,269       $23,559       $22,467
                                             ===================================

10.  Lease Agreements

The Operating Partnership is the lessor of a total of 1,210 stores in 30 factory outlet centers, under operating leases with initial terms that expire from 1998 to 2015. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1997 are as follows:


                         1998                   $57,242
                         1999                    51,775
                         2000                    42,204
                         2001                    34,410
                         2002                    25,180
                         Thereafter              41,353
                                               --------
                                               $252,164
                                               ========

                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except unit data)


11.  Commitments

At December 31, 1997, commitments for construction of new developments and additions to existing properties amounted to $862. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership purchased the rights to lease land on which two of the outlet centers are situated for $1,520. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $468 and $419 at December 31, 1997 and 1996, respectively. These land leases and other land and equipment noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $778, $315 and $312 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum lease payments for the next five years and thereafter are as follows:


                         1998                    $1,052
                         1999                     1,069
                         2000                     1,070
                         2001                     1,063
                         2002                     1,015
                         Thereafter              43,121
                                                -------
                                                $48,390
                                                =======


12.  Acquisitions

During 1997, the Operating Partnership completed the acquisition of three factory outlet centers containing approximately 303,000 square feet of gross leasable area for purchase prices which aggregated $37,500. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the results of operations since the applicable acquisition date.

The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the acquisitions had occurred as of the beginning of the respective period. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of the respective period, nor does it purport to represent the results of operations for future periods.

                                                         1997             1996
                                                     ---------------------------
                                                              (Unaudited)
                                                     ---------------------------
      Total revenues                                 $   87,314       $   81,006
      Income before extraordinary item                   17,784           16,140
      Net income                                         17,784           15,309
      Basic net income per unit:
          Income before extraordinary item                 1.59             1.46
          Net income                                       1.59             1.37
      Diluted net income per unit:
          Income before extraordinary item                 1.57             1.46
          Net income                                       1.57             1.37
                                                     ===========================

                        REPORT OF INDEPENDENT ACCOUNTANTS



     Our report on the financial statements of Tanger Properties Limited Partnership is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                       COOPERS & LYBRAND L.L.P.

Greensboro, North Carolina
January 19, 1998

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1997
                                 (In thousands)

                                                                                                Costs Capitalized
                                                                                                  Subsequent to
                                                                                                  Acquisition
          Description                                       Initial Cost to Company               (Improvements)
--------------------------------------                     -------------------------       ----------------------------
                                                                         Buildings,                       Buildings,
Outlet Center                                                           Improvements                     Improvements
Name              Location            Encumbrances           Land        & Fixtures           Land        & Fixtures
-----------------------------------------------------------------------------------------------------------------------
Barstow           Barstow, CA              $    --         $ 3,941         $12,533         $    --         $   863
Blowing Rock      Blowing Rock, NC              --           1,963           9,424              --              --
Boaz              Boaz, AL                      --             616           2,195              --           1,048
Bourne            Bourne, MA                    --             899           1,361              --             185
Branch            N. Branch, MN                 --             423           5,644             249           2,321
Branson           Branson, MO                   --           4,557          25,040              --           3,296
Casa Grande       Casa Grande, AZ               --             753           9,091              --           1,196
Clover            North Conway, NH              --             393             672              --              49
Commerce I        Commerce, GA              10,121             755           3,511             492           5,509
Commerce II       Commerce, GA                  --           1,299          14,046             541           9,661
Gonzales          Gonzales, LA                  --             947          15,895              17           3,381
Kittery-I         Kittery, ME                5,970           1,242           2,961             229           1,173
Kittery-II        Kittery, ME                   --             921           1,835             530             222
Lancaster         Lancaster, PA             15,787           3,691          19,907              --           5,416
Lawrence          Lawrence, KS                  --           1,013           5,542             439             443
LL Bean           North Conway, NH              --           1,894           3,351              --             165
Locust Grove      Locust Grove, GA              --           2,609          11,801              --           6,980
Manchester        Manchester, VT                --             500             857              --              66
Martinsburg       Martinsburg, WV               --             800           2,812              --           1,256
McMinnville       McMinnville, OR               --           1,071           8,162               5             518
Nags Head         Nags Head, NC                 --           1,853           6,679              --              --
Pigeon Forge      Pigeon Forge, TN              --             299           2,508              --             995
Riverhead         Riverhead, NY                 --              --          36,374           6,152          53,088


                                         Gross Amount Carried at Close of Period
          Description                                  12/31/97 (1)                                               Life Used to
--------------------------------------   ---------------------------------------                                     Compute
                                                     Buildings,                                                   Depreciation
Outlet Center                                       Improvements                 Accumulated     Date of            in Income
Name              Location                Land       & Fixtures       Total      Depreciation  Construction         Statement
------------------------------------------------------------------------------------------------------------------------------
Barstow           Barstow, CA            $ 3,941       $13,396       $17,337       $ 2,132         1995               (2)
Blowing Rock      Blowing Rock, NC         1,963         9,424        11,387            79         1997(3)            (2)
Boaz              Boaz, AL                   616         3,243         3,859         1,232         1988               (2)
Bourne            Bourne, MA                 899         1,546         2,445           623         1989               (2)
Branch            N. Branch, MN              672         7,965         8,637         2,226         1992               (2)
Branson           Branson, MO              4,557        28,336        32,893         4,446         1994               (2)
Casa Grande       Casa Grande, AZ            753        10,287        11,040         3,205         1992               (2)
Clover            North Conway, NH           393           721         1,114           326         1987               (2)
Commerce I        Commerce, GA             1,247         9,020        10,267         2,968         1989               (2)
Commerce II       Commerce, GA             1,840        23,707        25,547         1,691         1995               (2)
Gonzales          Gonzales, LA               964        19,276        20,240         4,494         1992               (2)
Kittery-I         Kittery, ME              1,471         4,134         5,605         1,785         1986               (2)
Kittery-II        Kittery, ME              1,451         2,057         3,508           737         1989               (2)
Lancaster         Lancaster, PA            3,691        25,323        29,014         3,314         1994(3)            (2)
Lawrence          Lawrence, KS             1,452         5,985         7,437         1,287         1993               (2)
LL Bean           North Conway, NH         1,894         3,516         5,410         1,404         1988               (2)
Locust Grove      Locust Grove, GA         2,609        18,781        21,390         2,542         1994               (2)
Manchester        Manchester, VT             500           923         1,423           355         1988               (2)
Martinsburg       Martinsburg, WV            800         4,068         4,868         1,500         1987               (2)
McMinnville       McMinnville, OR          1,076         8,680         9,756         2,053         1993               (2)
Nags Head         Nags Head, NC            1,853         6,679         8,532            63         1997(3)            (2)
Pigeon Forge      Pigeon Forge, TN           299         3,503         3,802         1,373         1988               (2)
Riverhead         Riverhead, NY            6,152        89,462        95,614         5,843         1993               (2)

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1997
                                 (In thousands)


                                                                                                Costs Capitalized
                                                                                                  Subsequent to
                                                                                                  Acquisition
          Description                                       Initial Cost to Company               (Improvements)
--------------------------------------                     -------------------------       --------------------------
                                                                         Buildings,                       Buildings,
Outlet Center                                                           Improvements                     Improvements
Name              Location            Encumbrances           Land        & Fixtures           Land        & Fixtures
---------------------------------------------------------------------------------------------------------------------
San Marcos        San Marcos, TX             10,206           2,012           9,440              17           8,940
Sevierville       Sevierville, TN                --              --          18,495              --           4,303
Seymour           Seymour, IN                 8,184           1,794          13,249              --              16
Stroud            Stroud, OK                     --             446           7,048              --           4,782
Terrell           Terrell, TX                    --             805          13,432              --           3,850
West Branch       West Branch, MI             6,836             350           3,428             120           3,516
Williamsburg      Williamsburg, IA           16,946             706           6,781             716           9,337
---------------------------------------------------------------------------------------------------------------------
Totals                                     $ 74,050        $ 38,552        $274,074        $  9,507        $132,575
=====================================================================================================================

                                         Gross Amount Carried at Close of Period
          Description                                  12/31/97 (1)                                               Life Used to
--------------------------------------   ---------------------------------------                                     Compute
                                                     Buildings,                                                   Depreciation
Outlet Center                                       Improvements                 Accumulated     Date of            in Income
Name              Location                Land       & Fixtures       Total      Depreciation  Construction         Statement
------------------------------------------------------------------------------------------------------------------------------
San Marcos        San Marcos, TX            2,029        18,380        20,409         2,929        1993               (2)
Sevierville       Sevierville, TN              --        22,798        22,798           503        1997(3)            (2)
Seymour           Seymour, IN               1,794        13,265        15,059         2,397        1994               (2)
Stroud            Stroud, OK                  446        11,830        12,276         3,348        1992               (2)
Terrell           Terrell, TX                 805        17,282        18,087         2,881        1994               (2)
West Branch       West Branch, MI             470         6,944         7,414         1,863        1991               (2)
Williamsburg      Williamsburg, IA          1,422        16,118        17,540         4,578        1991               (2)
------------------------------------------------------------------------------------------------------------------------------
Totals                                   $ 48,059      $406,649      $454,708      $ 64,177
==============================================================================================================================

     (1) Aggregate cost for federal income tax purposes is approximately $429,597,000

     (2) The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.

     (3)  Represents year acquired

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1997
                                 (In thousands)


The changes in total real estate for the three years ended December 31, 1997 are as follows:

                                           1995           1996            1997
                                       -----------------------------------------
Balance, beginning of year             $ 292,406      $ 325,881       $ 358,361
Acquisition of real estate                    --             --          37,500
Improvements                              33,475         32,511          59,519
Dispositions and other                        --            (31)           (672)
                                       -----------------------------------------
Balance, end of year                   $ 325,881      $ 358,361       $ 454,708
                                       =========================================

The changes in accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                               1995         1996          1997
                                           -------------------------------------
Balance, beginning of year                 $ 18,007      $ 31,458      $ 46,907
Depreciation for the period                  13,451        15,449        17,327
Dispositions and other                           --            --           (57)
                                           -------------------------------------
Balance, end of year                       $ 31,458      $ 46,907      $ 64,177
                                           ====================================