Form 10-Q
period 1998-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1998-05-14
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______ to _____


         Commission File Numbers: 33-99736-01, 333-3526-01,333-39365-01


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


                                 (336) 274-1666
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index


                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

            Statements of Operations
                For the three months ended March 31, 1998 and 1997       3

            Balance Sheets
                As of March 31, 1998 and December 31, 1997               4

            Statements of Cash Flows
                For the three months ended March 31, 1998 and 1997       5

           Notes to  Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8


                           Part II. Other Information

Item 1.  Legal proceedings                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)


                                                                    Three Months Ended
                                                                         March 31,
                                                                      1998        1997
                                                                   --------------------
                                                                        (Unaudited)
REVENUES
   Base rentals                                                    $ 15,655    $ 13,248
   Percentage rentals                                                   494         398
   Expense reimbursements                                             6,360       5,397
   Other income                                                         297         182
                                                                   --------------------
        Total revenues                                               22,806      19,225
                                                                   --------------------
EXPENSES
   Property operating                                                 6,652       5,625
   General and administrative                                         1,699       1,524
   Interest                                                           4,792       3,822
   Depreciation and amortization                                      5,134       4,289
                                                                   --------------------
        Total expenses                                               18,277      15,260
                                                                   --------------------
Income before gain on sale of real estate and extraordinary item      4,529       3,965
Gain on sale of real estate                                             994        --
                                                                   --------------------
Income before extraordinary item                                      5,523       3,965
Extraordinary item - Loss on early extinguishment of debt              (460)       --
                                                                   --------------------
Net income                                                            5,063       3,965
Income allocated to the limited partner                              (1,280)     (1,107)
                                                                   --------------------
Income allocated to the general partner                            $  3,783    $  2,858
                                                                   ====================
Basic earnings per unit:
   Income before extraordinary item                                $    .46    $    .36
   Extraordinary item                                                  (.04)       --
                                                                   --------------------
   Net income                                                      $    .42    $    .36
                                                                   ====================
Diluted earnings per unit:
   Income before extraordinary item                                $    .46    $    .36
   Extraordinary item                                                  (.04)       --
                                                                   --------------------
   Net income                                                      $    .42    $    .36
                                                                   ====================
Distributions paid per unit                                        $    .55    $    .52
                                                                   ====================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)


                                                                  March 31,  December 31,
                                                                    1998        1997
                                                                  ----------------------
                                                                  (Unaudited)
ASSETS
   Rental property
        Land                                                       $ 49,036    $ 48,059
        Buildings, improvements and fixtures                        425,780     379,842
        Developments under construction                                 501      26,807
                                                                   --------------------
                                                                    475,317     454,708
        Accumulated depreciation                                    (68,644)    (64,177)
                                                                   --------------------
             Rental property, net                                   406,673     390,531
   Cash and cash equivalents                                          5,181       3,607
   Deferred charges, net                                              8,288       8,651
   Other assets                                                      12,026      12,789
                                                                   --------------------
        Total assets                                               $432,168    $415,578
                                                                   ====================
LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Long-term debt
        Senior, unsecured notes                                    $150,000    $150,000
        Mortgages payable                                            73,746      74,050
        Lines of credit                                              29,665       5,000
                                                                   --------------------
                                                                    253,411     229,050
   Construction trade payables                                        8,375      12,913
   Accounts payable and accrued expenses                             11,099      13,090
                                                                   --------------------
        Total liabilities                                           272,885     255,053
                                                                   --------------------
Commitments
Partners' equity
   General partner                                                  135,772     136,649
   Limited partner                                                   23,511      23,876
                                                                   --------------------
        Total partners' equity                                      159,283     160,525
                                                                   --------------------
             Total liabilities and partners' equity                $432,168    $415,578
                                                                   ====================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     1998        1997
                                                                   --------------------
                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                      $  5,063    $  3,965
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   5,134       4,289
      Amortization of deferred financing costs                          258         256
      Loss on early extinguishment of debt                              460        --
      Gain on sale of real of estate                                   (994)       --
      Straight-line base rent adjustment                                (84)       (132)
      Compensation under Unit Option Plan                                84          84
   Increase (decrease) due to changes in:
      Other assets                                                      592       1,707
      Accounts payable and accrued expenses                          (1,991)     (1,493)
                                                                   --------------------
           Net cash provided by operating activities                  8,522       8,676
                                                                   --------------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                 (17,000)    (18,000)
   Additions to rental properties                                    (9,714)    (10,396)
   Additions to deferred lease costs                                   (483)       (442)
   Net proceeds from sale of real estate                              2,411        --
                                                                   --------------------
           Net cash used in investing activities                    (24,786)    (28,838)
                                                                   --------------------
FINANCING ACTIVITIES
   Cash distributions paid                                           (6,437)     (5,508)
   Proceeds from notes payable                                         --          --
   Repayments on notes payable                                         (304)       (279)
   Proceeds from revolving lines of credit                           35,765      41,375
   Repayments on revolving lines of credit                          (11,100)    (15,450)
   Additions to deferred financing costs                               (134)        (28)
   Proceeds from exercise of unit options                                48        --
                                                                   --------------------
           Net cash provided by financing activities                 17,838      20,110
                                                                   --------------------
Net increase (decrease) in cash and cash equivalents                  1,574         (52)
Cash and cash equivalents, beginning of period                        3,607       2,567
                                                                   --------------------
Cash and cash equivalents, end of period                           $  5,181    $  2,515
                                                                   ====================


Supplemental schedule of non-cash investing activities:

     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 1998 and 1997 amounted to $8,375 and $9,401, respectively.


The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.   Interim Financial Statements

     The unaudited Financial Statements of Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), have been prepared pursuant to the Securities and Exchange Commissions' ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

     The accompanying Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.   Acquisitions, Dispositions and Development of Rental Properties

     On March 31, 1998, the Operating Partnership completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA containing approximately 173,000 square feet, for an aggregate purchase price of $17 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the results of operations since the acquisition date.

     On March 31, 1998, the Operating Partnership also completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two out parcels at other centers for sales prices aggregating $690,000. As a result of these dispositions, the Operating Partnership recognized a gain on sale of real estate of $994,000 for the quarter ended March 31, 1998.

     During the quarter, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $501,000 at March 31, 1998. Approximately 59,000 square feet of this space remained to be opened as of March 31, 1998. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $2.0 million at March 31, 1998. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

     Interest costs capitalized during the three months ended March 31, 1998 and 1997 amounted to $336,000 and $401,000, respectively.

3.   Long-Term Debt

     During the quarter, the Operating Partnership amended certain of its unsecured lines of credit to increase the maximum borrowing capacity by an aggregate amount of $25 million. In addition, the Operating Partnership terminated its $50 million secured line of credit and expensed the related unamortized deferred financing costs, recognizing an extraordinary loss of $460,000 in the accompanying statements of operations.

     At March 31, 1998, the Operating Partnership had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $70.3 million was available for additional borrowings.

4.   Income Per Unit

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, which the Operating Partnership adopted in its financial statements for the year ended December 31, 1997. The impact of adopting this statement had no effect on the reported earnings per unit for the three months ended March 31, 1997.

                                                             Three Months Ended
                                                                 March 31,
                                                              1998       1997
                                                           ---------------------
     Basic earnings per unit
     Income before extraordinary item                      $  5,523    $  3,965
     Less: Preferred Unit distributions                        (468)       (412)
                                                           ---------------------
     Income available to the general and limited partners  $  5,055    $  3,553
     Weighted average partnership Units (in thousands)       10,891       9,739
                                                           ---------------------
     Basic earnings per unit                               $    .46    $    .36
                                                           =====================
     Diluted earnings per unit
     Income before extraordinary item                      $  5,523    $  3,965
     Less: Preferred Unit distributions                        (468)       (412)
                                                           ---------------------
     Income available to the general and limited partners  $  5,055    $  3,553
                                                           ---------------------
     Units (in thousands):
     Weighted average partnership Units                      10,891       9,739
     Effect of outstanding unit options                         176          63
                                                           ---------------------
     Weighted average partnership Units plus
     assumed conversions                                     11,067       9,802
                                                           ---------------------
     Diluted earnings per unit                             $    .46    $    .36
                                                           =====================

     Options to purchase partnership Units which were excluded from the computation of diluted earnings per unit for the three months ended March 31, 1998 and 1997, because the exercise price was greater than the average market price of the Common Shares of the general partner, totaled 20,000 and 120,500, respectively. The assumed conversion of the Preferred Units as of the beginning of the year would have been anti-dilutive.

     At March 31, 1998 and December 31, 1997, the ownership interests of the Operating Partnership consisted of the following:


                                                    March 31,  December 31,
                                                      1998        1997
                                                    =======================
     Preferred Units, held by the general partner       89,649       90,689
                                                    =======================
     Partnership Units:
     General partner                                 7,865,303    7,853,936
     Limited partner                                 3,033,305    3,033,305
                                                    -----------------------
     Total                                          10,898,608   10,887,241
                                                    =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Operating Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Operating Partnership's financial performance; the risk that the Operating Partnership may not be able to finance its planned development, acquisition and expansion activities; risks related to the retail industry in which the Operating Partnership's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Operating Partnership's development, acquisition and expansion activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Operating Partnership's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Operating Partnership may be unable to renew or re-lease a significant amount of available space on economically favorable terms. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Operating Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

The discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto. Historical results and percentage relationships set forth in the Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the Statements of Operations compares the three months ended March 31, 1998 with the three months ended March 31, 1997. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy since GLA is not reduced when original occupied space subsequently becomes vacant.

The Operating Partnership continues to grow principally through acquisitions and expansions of existing factory outlet centers. On March 31, 1998, the Operating Partnership completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA, containing approximately 173,000 square feet, for an aggregate purchase price of $17 million. On March 31, 1998, the Operating Partnership also completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

During the quarter, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. Approximately 59,000 square feet of this space remained to be opened as of March 31, 1998.

A summary of the operating results for three months ended March 31, 1998 and 1997, calculated on a weighted average GLA basis, is presented in the following table.

                                                        Three Months Ended
                                                            March 31,
                                                         1998        1997
                                                      ---------------------

          GLA open at end of period (000's)               4,700       3,865
          Weighted average GLA (000's) (1)                4,499       3,781
          Outlet centers in operation                        30          28
          New centers opened                               --          --
          New centers acquired                                1           1
          Centers sold                                        1        --
          Centers expanded                                 --          --
          States operated in at end of period                22          22

          Per square foot

          Revenues
          Base rentals                                $    3.48   $    3.50
          Percentage rentals                                .11         .11
          Expense reimbursements                           1.41        1.43
          Other income                                      .07         .05
                                                      ---------------------
          Total revenues                                   5.07        5.09
                                                      ---------------------
          Expenses
          Property operating                               1.48        1.49
          General and administrative                        .38         .40
          Interest                                         1.07        1.01
          Depreciation and amortization                    1.14        1.13
                                                      ---------------------
          Total expenses                                   4.07        4.03
                                                      ---------------------
          Income before gain on sale of real estate
          and extraordinary item                      $    1.00   $    1.06
                                                      =====================

(1)  GLA weighted by months of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

Base rentals increased $2.4 million, or 18%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 19% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in February 1997 (approximately 123,000 square feet), October 1997 (180,000 square feet) and March 1998 (173,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998 totaling approximately 539,000 square feet. Base rent per weighted average GLA decreased $.02 in the first three months of 1998 compared to the same period in 1997 due to slightly lower average rental and occupancy rates across the portfolio.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $96,000, or 24%, due to the acquisitions and expansions completed in 1997. On a weighted average GLA basis, percentage rentals were level with the prior year. For the three months ended March 31, 1998, reported comp-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1,1997, were down approximately 3% from last year due to the shift of the Easter holiday season from March 1997 to April 1998. Total tenant sales for all centers increased approximately 17% for the first quarter in 1998 to $174 million compared to $149 million for the same period in 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, remained level at 96% in each of the 1998 and 1997 periods.

Property operating expenses increased by $1.0 million, or 18%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.01 per square foot to $1.48 from $1.49.

General and administrative expenses increased $175,000, or 11%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased from approximately 8% of revenues in the 1997 period to 7% in the 1998 period and, on a weighted average GLA basis, decreased $.02 per square foot to $.38 in 1998.

Interest expense increased $970,000 during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA increased slightly from $1.13 per square foot in the 1997 period to $1.14 per square foot in the 1998 period.

The gain on sale of real estate for the three months ended March 31, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two out parcels at other centers for sales prices aggregating $690,000.

The extraordinary loss for the three months ended March 31, 1998 represents a write-off of the unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.5 and $8.7 million for the three months ended March 31, 1998 and 1997, respectively. Net cash used in investing activities amounted to $24.8 and $28.8 million during the first three months of 1998 and 1997, respectively, reflecting comparable levels of capital expenditures for the acquisition and expansion of factory outlet centers. The decrease in the 1998 period is primarily due to the proceeds received from the sale of one factory outlet center and two out parcels surrounding other existing centers. Net cash from financing activities amounted to $17.8 and $20.1 million during the first three months of 1998 and 1997, respectively, and has decreased consistently with the capital needs of the current acquisition and expansion activity. The decrease of $2.3 million in the 1998 period compared with the 1997 period also reflects a $.03 per unit increase in the quarterly distributions paid.

During the quarter, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. Approximately 59,000 square feet of this space remained to be opened as of March 31, 1998. As a result of placing the related assets in service, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $501,000 at March 31, 1998. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $2.0 million at March 31, 1998. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. The Operating Partnership is continuing the preleasing of two planned sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

The Operating Partnership intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Operating Partnership, together with the general partner, have an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings of up to $100 million, of which $70.3 million was available for additional borrowings as of March 31, 1998. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1998.

Management is continuing its strategy of unencumbering the Operating Partnership's real estate assets to improve its access to capital with more favorable interest rates. During the first quarter of 1998, the Operating Partnership terminated a $50 million secured line of credit and increased the unsecured lines of credit by $25 million. At March 31, 1998, approximately 71% of the outstanding long-term debt represented unsecured borrowings and approximately 77% of the Operating Partnership's real estate portfolio was unencumbered.

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

On April 9, 1998, the Board of Directors of the general partner declared a $.60 cash distribution per partnership Unit payable on May 15, 1998 to each unitholder of record on April 30, 1998. The Board of Directors of the general partner also declared a cash distribution of $.5406 per preferred partnership Unit payable on May 15, 1998 to each unitholder of record on April 30, 1998. Both distributions represent a 9% increase from the quarterly distributions previously paid to holders of partnership Units.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Operating Partnership is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.


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

Below is a computation of FFO for the three months ended March 31, 1998 and 1997 as well as actual cash flow and other data for those respective periods:

Three months ended March 31,                                          1998       1997
                                                                   --------------------
                                                                      (In thousands)
Funds from operations:
Income before gain on sale of real estate and extraordinary item   $  4,529    $  3,965
Adjusted for depreciation and amortization uniquely significant
to real estate                                                        5,086       4,237
                                                                   --------------------
Funds from operations                                              $  9,615    $  8,202
                                                                   ====================
Cash flows provided by (used in):
Operating activities                                               $  8,522    $  8,676
Investing activities                                               ($24,786)   ($28,838)
Financing activities                                               $ 17,838    $ 20,110
Weighted average unit outstanding(1)                                 11,881      10,658
                                                                   ====================


(1) Assumes the preferred partnership Units and Unit options are converted to general partnership Units.


ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance, advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

Approximately 306,000 square feet of space is up for renewal during 1998 and approximately 695,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, certain tenants have requested, or may request, and management may grant, from time to time, a reduction in rent to remain in operation.

The Operating Partnership's portfolio is currently 97% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership has continued to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operations and financial condition as a result of leases to be renewed or stores to be released.

The Operating Partnership has evaluated its computer systems and applications for potential software failures as a result of recognizing the Year 2000 and beyond. Most of the systems are compliant with the Year 2000, or will be with normal upgrades currently available to the Operating Partnership. Therefore, the Operating Partnership believes the costs to bring the remaining systems and applications in compliance will be insignificant. While the Operating Partnership believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Operating Partnership's systems and operations rely will be converted on a timely basis and will not have a material effect on the Operating Partnership's results of operations or financial condition.

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


                                     TANGER PROPERTIES LIMITED PARTNERSHIP

                                     By: Tanger Factory Outlet Centers, Inc.,
                                         its general partner


                                     By: /s/  FRANK C. MARCHISELLO, JR.
                                         --------------------------------------
                                         Frank C. Marchisello, Jr.
                                         Vice President, Chief Financial Officer



DATE: May 11, 1998