Form 10-Q
period 1998-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1998-08-14
CIK 1004036

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


================================================================================

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three and six months ended June 30, 1998 and 1997     3

           Balance Sheets
                As of June 30, 1998 and December 31, 1997                     4

           Statements of Cash Flows
                For the three and six months ended June 30, 1998 and 1997     5

           Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8



                           Part II. Other Information

Item 1.  Legal proceedings                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                     Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                                    --------------------    --------------------
                                                      1998        1997       1998         1997
                                                    --------    --------    --------    --------
                                                         (Unaudited)             (Unaudited)
REVENUES
   Base rentals                                     $ 16,469    $ 13,710    $ 32,124    $ 26,958
   Percentage rentals                                    381         305         875         703
   Expense reimbursements                              7,125       6,202      13,485      11,599
   Other income                                          375         239         672         421
                                                    --------    --------    --------    --------
        Total revenues                                24,350      20,456      47,156      39,681
                                                    --------    --------    --------    --------
EXPENSES
   Property operating                                  7,397       6,523      14,049      12,148
   General and administrative                          1,640       1,504       3,339       3,028
   Interest                                            5,433       3,957      10,225       7,779
   Depreciation and amortization                       5,545       4,615      10,679       8,904
                                                    --------    --------    --------    --------
        Total expenses                                20,015      16,599      38,292      31,859
                                                    --------    --------    --------    --------
Income before gain on sale of real estate
   and extraordinary item                              4,335       3,857       8,864       7,822
Gain on sale of real estate                             --          --           994        --
                                                    --------    --------    --------    --------
Income before and extraordinary item                   4,335       3,857       9,858       7,822
Extraordinary item - Loss on early extinguishment
   of debt                                              --          --          (460)       --
                                                    --------    --------    --------    --------
Net income                                             4,335       3,857       9,398       7,822
Income allocated to the limited partner               (1,070)     (1,043)     (2,350)     (2,150)
                                                    --------    --------    --------    --------
Income allocated to the general partner             $  3,265    $  2,814    $  7,048    $  5,672
                                                    ========    ========    ========    ========

Basic earnings per unit
   Income before extraordinary item                 $    .35    $    .34    $    .82    $    .71
   Extraordinary item                                   --          --          (.05)       --
                                                    --------    --------    --------    --------
   Net income                                       $    .35    $    .34    $    .77         .71
                                                    ========    ========    ========    ========
Diluted earnings per unit:
   Income before extraordinary item                 $    .35    $    .34    $    .80    $    .70
   Extraordinary item                                   --          --          (.04)       --
                                                    --------    --------    --------    --------
   Net income                                       $    .35    $    .34    $    .76    $    .70
                                                    ========    ========    ========    ========

Distributions paid per unit                         $    .60    $    .55    $   1.15    $   1.07
                                                    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)


                                                        June 30,    December 31,
                                                          1998          1997
                                                        ---------    ---------
                                                       (Unaudited)
ASSETS
   Rental property
        Land                                            $  49,036    $  48,059
        Buildings, improvements and fixtures              427,960      379,842
        Developments under construction                     3,457       26,807
                                                        ---------    ---------
                                                          480,453      454,708
        Accumulated depreciation                          (73,887)     (64,177)
                                                        ---------    ---------
             Rental property, net                         406,566      390,531
   Cash and cash equivalents                                2,872        3,607
   Deferred charges, net                                    8,707        8,651
   Other assets                                            14,109       12,789
                                                        ---------    ---------
        Total assets                                    $ 432,254    $ 415,578
                                                        =========    =========

LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Long-term debt
        Senior, unsecured notes                         $ 150,000    $ 150,000
        Mortgages payable                                  73,434       74,050
        Lines of credit                                    33,400        5,000
                                                        ---------    ---------
                                                          256,834      229,050
   Construction trade payables                              6,924       12,913
   Accounts payable and accrued expenses                   11,112       13,090
                                                        ---------    ---------
        Total liabilities                                 274,870      255,053
                                                        ---------    ---------
Commitments
Partners' equity
   General partner                                        134,600      136,649
   Limited partner                                         22,784       23,876
        Total partners' equity                            157,384      160,525
                                                        ---------    ---------
             Total liabilities and partners' equity     $ 432,254    $ 415,578
                                                        =========    =========

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   1998        1997
                                                                 --------    --------
                                                                       (Unaudited)
OPERATING ACTIVITIES
   Net income                                                    $  9,398    $  7,822
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                10,679       8,904
      Amortization of deferred financing costs                        542         504
      Loss on early extinguishment of debt                            460        --
      Gain on sale of real of estate                                 (994)       --
      Straight-line base rent adjustment                             (470)       (207)
      Compensation under Unit Option Plan                             168         169
   Increase (decrease) due to changes in:
      Other assets                                                 (1,160)       (485)
      Accounts payable and accrued expenses                        (1,978)       (150)
                                                                 --------    --------
           Net cash provided by operating activities               16,645      16,557
                                                                 --------    --------
INVESTING ACTIVITIES
   Acquisition of rental properties                               (17,000)    (18,000)
   Additions to rental properties                                 (16,298)    (23,010)
   Additions to deferred lease costs                               (1,313)     (1,015)
   Net proceeds from sale of real estate                            2,411        --
                                                                 --------    --------
           Net cash used in investing activities                  (32,200)    (42,025)
                                                                 --------    --------
FINANCING ACTIVITIES
   Cash distributions paid to partners                            (13,461)    (11,336)
   Proceeds from notes payable                                       --          --
   Repayments on notes payable                                       (616)       (564)
   Proceeds from revolving lines of credit                         56,190      61,875
   Repayments on revolving lines of credit                        (27,790)    (24,425)
   Additions to deferred financing costs                             (257)        (46)
   Proceeds from exercise of unit options                             754        --
                                                                 --------    --------
           Net cash provided by financing activities               14,820      25,504
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                 (735)         36
Cash and cash equivalents, beginning of period                      3,607       2,567
                                                                 --------    --------
Cash and cash equivalents, end of period                         $  2,872    $  2,603
                                                                 ========    ========

Supplemental schedule of non-cash investing activities:

     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1998 and 1997 amounted to $6,924 and $13,226, respectively.

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
              (In thousands, except per unit and square feet data)
                                   (Unaudited)

1.   Interim Financial Statements

     The   unaudited   Financial   Statements  of  Tanger   Properties   Limited
     Partnership, a North Carolina limited partnership (the "Operating Partnership"), have been prepared pursuant to generally accepted accounting principles and should be read in conjunction with the Financial Statements and Notes thereto of the Operating Partnership's Annual Report on Form 10-K, for the year ended December 31, 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

     The accompanying Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.   Acquisitions, Dispositions and Development of Rental Properties

     On March 31, 1998, the Operating Partnership completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA containing approximately 173,000 square feet, for an aggregate purchase price of $17,000. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the results of operations since the acquisition date.

     On March 31, 1998, the Operating Partnership also completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1,850 and the sale of two outparcels at other centers for sales prices aggregating $690. As a result of these dispositions, the Operating Partnership recognized a gain on sale of real estate of $994 for the six months ended June 30, 1998.

     During the first six months, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26,807 as of December 31, 1997 to $3,457 at June 30, 1998. In addition, the Operating Partnership has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $800 at June 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

     Interest costs capitalized during the three months ended June 30,1998 and 1997 amounted to $63 and $651, respectively, and during the six months ended June 30, 1998 and 1997 amounted to $399 and $1,052, respectively.

3.   Long-Term Debt

     During the first six months, the Operating Partnership amended certain of its unsecured lines of credit to increase the maximum borrowing capacity by an aggregate amount of $25,000. In addition, the Operating Partnership terminated its $50,000 secured line of credit and expensed the related unamortized deferred financing costs, recognizing an extraordinary loss of $460 in the accompanying statements of operations.

     At June 30, 1998, the Operating Partnership had revolving lines of credit with an unsecured borrowing capacity of $100,000, of which $66,600 was available for additional borrowings.

4.   Income Per Unit

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, which the Operating Partnership adopted in its financial statements for the year ended December 31, 1997.

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
Basic earnings per unit
   Income before extraordinary item                       $  4,335    $  3,857    $  9,858    $  7,822
   Less: Preferred Unit distributions                         (484)       (496)       (952)       (908)
                                                          --------    --------    --------    --------
   Income available to the general and limited partners   $  3,851    $  3,361    $  8,906    $  6,914
   Weighted average partnership Units                       10,917       9,776      10,904       9,758
                                                          --------    --------    --------    --------
        Basic earnings per unit                           $    .35    $    .34    $    .82    $    .71
                                                          ========    ========    ========    ========
Diluted earnings per unit
   Income before extraordinary item                       $  4,335    $  3,857    $  9,858    $  7,822
   Less: Preferred Unit distributions                         (484)       (496)       (952)       (908)
                                                          --------    --------    --------    --------
   Income available to the general and limited partners   $  3,851    $  3,361    $  8,906    $  6,914
                                                          --------    --------    --------    --------
   Units:
        Weighted average partnership Units                  10,917       9,776      10,904       9,758
        Effect of outstanding Unit options                     189          72         183          67
                                                          --------    --------    --------    --------
        Weighted average partnership Units plus
            assumed conversions                             11,106       9,848      11,087       9,825
                                                          --------    --------    --------    --------
        Diluted earnings per unit                         $    .35    $    .34    $    .80    $    .70
                                                          ========    ========    ========    ========

     For the three and six months ended June 30, 1997, 120 options to purchase partnership Units were excluded from the computation of diluted earnings per unit because the exercise price was greater than the average market price, assumed to be equivalent to the price of the Common Shares of the general partner. No options to purchase partnership units were excluded from the computation of diluted earnings per unit for the three and six months ended June 30, 1998. The assumed conversion of the Preferred Units as of the beginning of the year would have been anti-dilutive.

     At June 30, 1998 and December 31, 1997, the ownership interests of the Operating Partnership consisted of the following:

                                                     June 30,      December 31,
                                                       1998           1997
                                                    ----------     ----------

     Preferred Units, held by the general partner       89,310         90,689
                                                    ==========     ==========
     Partnership Units:
       General partner                               7,897,878      7,853,936
       Limited partner                               3,033,305      3,033,305
                                                    ----------     ----------
          Total                                     10,931,183     10,887,241
                                                    ==========     ==========


5.   Subsequent Events

     On July 31, 1998, the Operating Partnership completed the acquisition of Sanibel Factory Stores, a factory outlet center on the Gulf coast of Florida between Fort Myers and Sanibel Island containing approximately 186,000 square feet, for a purchase price of $27.650. The acquisition will be accounted for using the purchase method whereby the purchase price is allocated to assets acquired based on their fair values. The acquisition was financed primarily with additional borrowings under available lines of credit.



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

The discussion of the Operating Partnership's results of operations reported in the Statements of Operations compares the three and six months ended June 30, 1998 with the three and six months ended June 30, 1997. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy since GLA is not reduced when original occupied space subsequently becomes vacant.

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

During the first six months, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $3.5 million at June 30, 1998. In addition, the Operating Partnership has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet).

A summary of the operating results for three and six months ended June 30, 1998 and 1997, calculated on a weighted average GLA basis, is presented in the following table.

                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                              1998        1997        1998        1997
                                            ---------   ---------   ---------   ---------
GLA at end of period (000's)                    4,734       3,993       4,734       3,993
Weighted Average GLA(a) (000's)                 4,729       3,917       4,615       3,850
Outlet centers in operation                        30          28          30          28
New centers opened                                 --          --          --          --
New centers acquired                               --          --           1           1
Centers sold                                       --          --           1          --
Centers expanded                                   --           1          --           1
States operated in at end of period                22          22          22          22

     Per square foot
Revenues
     Base rentals                           $    3.48   $    3.50   $    6.96   $    7.00
     Percentage rentals                           .08         .08         .19         .18
     Expense reimbursements                      1.51        1.58        2.92        3.01
     Other income                                 .08         .06         .15         .11
                                            ---------   ---------   ---------   ---------
          Total revenue                          5.15        5.22       10.22       10.30
                                            ---------   ---------   ---------   ---------
Expenses
     Property operating                          1.56        1.67        3.04        3.16
     General and administrative                   .35         .38         .72         .79
     Interest                                    1.15        1.01        2.22        2.02
     Depreciation and amortization               1.17        1.18        2.31        2.31
                                            ---------   ---------   ---------   ---------
          Total expenses                         4.23        4.24        8.29        8.28
                                            ---------   ---------   ---------   ---------
Income before gain on sale of real estate
   and extraordinary item                   $    0.92   $    0.98   $    1.93   $    2.02
                                            =========   =========   =========   =========

(a) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy as it is not reduced when original occupied space subsequently becomes vacant.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

Base rentals increased $2.8 million, or 20%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 21% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in October 1997 (180,000 square feet) and March 1998 (173,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.02 in the three months ended June 30, 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square foot. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period remained level with the 1997 period at $3.50 per square foot.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $76,000, or 25%, due primarily to the expansions completed in 1997. On a weighted average GLA basis, percentage rentals were level with the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased slightly from 95% in the 1997 period to 96% in the 1998 period.

Property operating expenses increased by $874,000, or 13%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.11 per square foot to $1.56 from $1.67. The decrease was primarily due to a decrease in expenses for advertising and promotion and common area maintenance incurred during the 1998 period compared to the 1997 period.

General and administrative expenses increased $136,000, or 9%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased in the 1998 period compared to the 1997 period from 7.4% to 6.7%, and on a weighted average GLA basis, decreased $.03 per square foot to $.35 in 1998.

Interest expense increased $1.5 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA decreased slightly from $1.18 per square foot in the 1997 period to $1.17 per square foot in the 1998 period.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

Base rentals increased $5.2 million, or 19%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 20% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in February 1997 (approximately 123,000 square feet), October 1997 (180,000 square feet) and March 1998 (173,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.04 in the first six months of 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square foot. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period remained level with the 1997 period at $7.00 per square foot.

Percentage rentals increased $172,000, or 24%, due to the acquisitions and expansions completed in 1997. On a weighted average GLA basis, percentage rentals increased slightly from $.18 to $.19 per square foot. For the six months ended June 30, 1998, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1,1997, were level with that of the previous year. Total tenant sales for all centers increased approximately 21% for the first six months in 1998 to $422 million compared to $348 million for the same period in 1997.

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

Property operating expenses increased by $1.9 million, or 16%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.12 per square foot to $3.04 from $3.16. The decrease is primarily due to improved operating efficiencies and lower other non-reimbursable operating costs per square foot.

General and administrative expenses increased $311,000, or 10%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased from approximately 7.6% of revenues in the 1997 period to 7.1% in the 1998 period and, on a weighted average GLA basis, decreased $.07 per square foot to $.72 in 1998.

Interest expense increased $2.4 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA remained level in the 1998 period when compared with the 1997 period at $2.31 per square foot.

The gain on sale of real estate for the six months ended June 30, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary loss for the six months ended June 30, 1998 represents a write-off of the unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $16.6 million in each of the six month periods ended June 30, 1998 and 1997, respectively. Net cash used in investing activities amounted to $32.2 and $42.0 million during the first six months of 1998 and 1997, respectively, reflecting lower levels of construction activity in the 1998 period compared to the 1997 period. The net decrease in the 1998 period is also attributable to the proceeds received from the sale of one factory outlet center and two outparcels located at other existing centers. Net cash from financing activities amounted to $14.8 and $25.5 million during the first six months of 1998 and 1997, respectively, and has decreased consistently with the capital needs of the current acquisition and expansion activity. The net decrease of $10.7 million in the 1998 period compared with the 1997 period also reflects additional distributions paid as a result of additional partnership Units outstanding and a $.08 per unit increase in the quarterly distributions to unitholders.

During the first six months, the Operating Partnership placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $3.5 million at June 30, 1998. In addition, the Operating Partnership has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $800,000 at June 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond and will consider other acquisitions that are suitable for its portfolio. The Operating Partnership is continuing the preleasing of two planned sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Operating
Partnership, together with the general partner, have an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings of up to $100 million, of which $66.6 million was available for additional borrowings as of June 30, 1998. Subsequent to June 30, 1998, the Operating Partnership used a portion of these available borrowings to finance the acquisition of Sanibel Factory Stores, which was acquired for a purchase price of $27.65 million. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned remaining capital expenditures during 1998.

Management is continuing its strategy of unencumbering the Operating Partnership's real estate assets to improve its access to capital with more favorable interest rates. During the first six months of 1998, the Operating Partnership terminated a $50 million secured line of credit and increased the unsecured lines of credit by $25 million. At June 30, 1998, approximately 71% of the outstanding long-term debt represented unsecured borrowings and approximately 78% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on June 30, 1998 was 8.4%.

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

On July 9, 1998, the Board of Directors of the general partner declared a $.60 cash distribution per partnership Unit payable on August 14, 1998 to each unitholder of record on July 30, 1998. The Board of Directors of the general partner also declared a cash distribution of $.5406 per preferred partnership Unit payable on August 14, 1998 to each preferred unitholder of record on July 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to unitholders. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Operating Partnership is evaluating the provisions of SFAS No. 131, and has determined the impact, if any, will not be significant to the financial statements.

In May 1998, the Emerging Issues Task Force of the FASB reached a consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods". The consensus states that a lessor should defer recognition of contingent rental income until specified targets that trigger the contingent rent are met. Since the Operating Partnership is currently, and has historically followed this practice when recognizing percentage rental income, the adoption of this consensus is expected to have no impact on the Operating Partnership's current accounting practices.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS
133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

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

Below is a computation of FFO for the three and six months ended June 30, 1998 and 1997 as well as actual cash flow and other data for applicable reporting periods:

                                                       Three months ended     Six months ended
                                                           June 30                June 30
                                                      -------------------   --------------------
                                                        1998       1997       1998        1997
                                                      --------   --------   --------    --------
                                                                    (In thousands)
Income before gain on sale or real estate
   and extraordinary item                             $  4,335   $  3,857   $  8,864    $  7,822
Adjusted for depreciation and amortization uniquely
   significant to real estate                            5,503      4,574     10,589       8,811
                                                      --------   --------   --------    --------
Funds from operations                                 $  9,838   $  8,431   $ 19,453    $ 16,633
                                                      ========   ========   ========    ========
Diluted weighted average units outstanding(1)           11,912     10,666     11,897      10,662
                                                      ========   ========   ========    ========
Cash flows provided by (used in):
   Operating activities                                                     $ 16,645    $ 16,557
   Investing activities                                                     ($32,200)   ($42,025)
   Financing activities                                                     $ 14,820    $ 25,504

(1) Assumes the preferred units and the Unit options are converted to general partnership Units.

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

Approximately 168,000 square feet of space is up for renewal during the remaining part of 1998 and approximately 733,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, certain tenants have requested, or may request, and management may grant, from time to time, a reduction in rent to remain in operation.

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


                              TANGER PROPERTIES LIMITED PARTNERSHIP

                              By: Tanger Factory Outlet Centers, Inc., its general partner


                              By:        /s/  FRANK C. MARCHISELLO, JR.
                                        ----------------------------------------
                                        Frank C. Marchisello, Jr.
                                        Vice President, Chief Financial Officer



DATED:   August 10, 1998