Form 10-K
period 1998-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1999-03-30
CIK 1004036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                      COMMISSION FILE NUMBERS: 33-99736-01
                                               333-3526-01
                                               333-39365-01

                      TANGER PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


     NORTH CAROLINA                                          56-1822494
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


    1400 WEST NORTHWOOD STREET                             (336) 274-1666
       GREENSBORO, NC 27408                      (Registrant's telephone number)
(Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 1999.

PART I

ITEM 1.   BUSINESS

THE OPERATING PARTNERSHIP

Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. The Operating Partnership is a majority owned subsidiary of Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). According to Value Retail News, an industry publication, the Operating Partnership is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1998, the Operating Partnership owned and operated 31 factory outlet centers (the "Centers") with a total gross leasable area ("GLA") of approximately 5.1 million square feet. These centers were approximately 97% leased, contained over 1,180 stores and represented over 250 brand name companies as of such date.

The Company is the sole managing general partner of the Operating Partnership and The Tanger Family Limited Partnership ("TFLP") is the sole limited partner. As of December 31, 1998, the ownership of units issued by the Operating Partnership consisted of 7,897,606 partnership units and 88,270 preferred partnership units (which are convertible into approximately 795,309 general partnership units) held by the Company and 3,033,305 partnership units held by the limited partner. The units held by the limited partner are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, into common shares. See "Business-The Company".

Each preferred partnership unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership units. Preferred partnership units will be automatically converted into general partnership units to the extent that the Series A Preferred Shares are converted into common shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by the Company.

The Operating Partnership is a North Carolina limited partnership that was formed in May 1993. The executive offices are currently located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and the telephone number is
(336) 274-1666. Management anticipates completing the move to a new office at a nearby facility in April 1999. The Operating Partnership's new address will be 3200 Northline Drive, Suite 360, Greensboro, North Carolina, 27408 and the new telephone number will be (336) 292-3010.

RECENT DEVELOPMENTS

During 1998, the Operating Partnership added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999. Also during 1998, the Operating Partnership completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond. Currently, the Operating Partnership is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of three existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

During 1998, the Operating Partnership discontinued the development of its Concord, North Carolina; Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Operating Partnership. As a result, the Operating Partnership recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Operating Partnership's interest in the Concord project to an unrelated third party.

During 1998, the Operating Partnership terminated a $50 million secured line of credit and increased its unsecured lines of credit by $25 million. At December 31, 1998, approximately 76% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1998 was 8.2%.

During March 1999, the Operating Partnership refinanced its 8.92% notes which had a carrying amount of $47.4 million at December 31, 1998. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinance, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Operating Partnership extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

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

The Operating Partnership's factory outlet centers range in size from 11,000 to 699,644 square feet of GLA and are typically located at least 10 miles from downtown areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Operating Partnership's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways to provide accessibility and visibility to potential customers.

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

With the decline in the real estate debt and equity markets, the Operating Partnership or its general partner may not, in the short term, be able to access these markets on favorable terms in order to maintain its historical rate of external growth. See "Business-Capital Strategy" below.

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

As of December 31, 1998, the Operating Partnership had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, Off 5th- SAKS Fifth Avenue Outlet Store, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Operating Partnership are directly operated by the respective manufacturer.

During 1998, the Operating Partnership added approximately 17 new national designers and brand name companies to its tenant base.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1998, 1997 and 1996. As of March 1, 1999, the Operating Partnership's largest tenant accounted for approximately 6.6% of its GLA. Because the typical tenant of the Operating Partnership is a large, national manufacturer, the Operating Partnership has not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 92% of the Operating Partnership's total revenues in 1998. Revenues from contingent sources, such as percentage rents, which fluctuate depending on tenant's sales performance, accounted for approximately 6% of 1998 revenues. As a result, only a small portion of the Operating Partnership's revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the Operating Partnership in 1986 and by June 1993, together, the Tangers had developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Operating Partnership's general partner completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since the IPO, the Operating Partnership has developed nine Centers and acquired six Centers and, together with expansions of existing Centers, added approximately 3.5 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1998 to 31 Centers totaling approximately 5.1 million square feet of GLA.

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

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

The Operating Partnership typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to a highway with a traffic count of at least 35,000 cars per day. The Operating Partnership will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Operating Partnership's current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Operating Partnership will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Future phases have historically been less expensive to build than the first phase because the Operating Partnership generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

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

The Operating Partnership has successfully increased its distributions each of its first five years in existence. At the same time, the Operating Partnership continues to have one of the lowest payout ratios in the REIT industry. The distribution payout ratio for the year ended December 31, 1998 was 71%. As a result, the Operating Partnership retained approximately $11.6 million of its 1998 FFO. A low distribution payout ratio policy allows the Operating Partnership to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties.

The Operating Partnership's ratio of EBITDA to Annual Service Charge (defined as the amount which is expensed or capitalized for interest on debt, excluding amortization of deferred finance charges) was a strong 2.8 for the year ended December 31, 1998. The Operating Partnership's ratio of debt to total market capitalization (defined as the value of the outstanding units plus debt) at December 31, 1998 was approximately 55% (assuming that each type of unit has the same value as the equivalent common shares of the general partner, which at December 31, 1998 had a market value of $21.1875 per share).

The Operating Partnership intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interest of the Operating Partnership and its unitholders. The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $20.3 million was available for additional borrowings at December 31, 1998. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the general partner and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the general partner and the Operating Partnership may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1999.

THE COMPANY

The Company is the sole managing general partner of the Operating Partnership. The Company is a fully integrated real estate company, focusing exclusively on factory outlet centers. Management of the Company beneficially owns approximately 27% of all outstanding common shares (assuming the Series A Preferred Shares and the limited partner's units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership unit options). The Company owned, as of March 1, 1999, approximately 74.1% of the Operating Partnership (assuming conversion of the preferred partnership units).

Ownership of the Company's common and preferred shares are restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 95% of its taxable income each year. Dividends on preferred shares are included as distributions for this purpose. Historically, the Company's distributions have exceeded, and the Company expects that its distributions will continue to exceed, taxable income in each year. As a result, and because a portion of the distributions may constitute a return of capital, the consolidated net worth of the Company may decline. However, the Company does not believe that consolidated net worth is a meaningful reflection of net real estate values.

The Company is a North Carolina corporation that was formed on March 3, 1993. The executive offices are currently located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and the telephone number is (336) 274-1666. Management of the Company anticipates completing the move to a new office at a nearby facility in April 1999. The Company's new address will be 3200 Northline Drive, Suite 360, Greensboro, North Carolina, 27408 and the new telephone number will be (336) 292-3010.

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

Management believes that the Operating Partnership competes favorably with as many as three large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. The Operating Partnership believes that its centers have an attractive tenant mix, as a result of the Operating Partnership's decision to lease substantially all of its space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of the Operating Partnership's major tenants.

CORPORATE AND REGIONAL HEADQUARTERS

The Operating Partnership currently owns a small office building in Greensboro, North Carolina in which its corporate headquarters is located. The Operating Partnership has outgrown this space and has entered into an agreement to lease a larger office space at a nearby facility in Greensboro, North Carolina to relocate its corporate headquarters in April 1999. The current office building in Greensboro will be offered for sale. In addition, the Operating Partnership rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively to better service its principal fashion-related tenants, many of whom are based in and around that area.

The Operating Partnership maintains offices and employee on-site managers at 26 Centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

INSURANCE

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

As of March 1, 1999, the Operating Partnership had 125 full-time employees, located at the Operating Partnership's corporate headquarters in North Carolina, its regional office in New York and its 26 business offices.


ITEM 2.   BUSINESS AND PROPERTIES

As of March 1, 1999, the Operating Partnership's portfolio consisted of 31 Centers located in 23 states. The Operating Partnership's Centers range in size from 11,000 to 699,644 square feet of GLA. These Centers are typically strip shopping centers which enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Operating Partnership believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only Center that represents more than 10% of the Operating Partnership's total assets or gross revenues as of and for the year ended December 31, 1998 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other Center represented more than 10% of the Operating Partnership's total assets or gross revenues as of December 31, 1998.

LOCATION OF CENTERS (AS OF MARCH 1, 1999)

                                                  Number
                                                    of            GLA            %
State                                             Centers       (sq. ft.)     of GLA
------------------------------------------------ ---------- ------------- ---------
Georgia                                              4           886,794        17%
New York                                             1           699,644        14
Texas                                                2           414,830         8
Tennessee                                            2           362,280         7
Missouri                                             1           280,142         5
Iowa                                                 1           277,237         5
Louisiana                                            1           245,325         5
Pennsylvania                                         1           230,063         4
Oklahoma                                             1           197,878         4
Florida                                              1           186,072         4
Arizona                                              1           186,018         4
North Carolina                                       2           179,870         4
Indiana                                              1           141,051         3
Minnesota                                            1           134,480         3
Michigan                                             1           112,120         2
California                                           1           105,950         2
Oregon                                               1            97,749         2
Kansas                                               1            88,200         2
Maine                                                2            84,897         2
Alabama                                              1            80,730         1
New Hampshire                                        2            61,915         1
West Virginia                                        1            49,252         1
Massachusetts                                        1            23,417       ---
------------------------------------------------ ---------- ------------- ---------
     Total                                          31         5,125,914       100%
================================================ ========== ============= =========

Management has an ongoing strategy of acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" incorporated herein by reference for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Operating Partnership's Centers serve as collateral for mortgage notes payable. Of the 31 Centers, the Operating Partnership owns the land underlying 28 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Operating Partnership for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, approximately 43 acres, is owned by the Operating Partnership.

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

The table set forth below summarizes certain information with respect to the Operating Partnership's existing centers as of March 1, 1999.

                                                                       MORTGAGE
                                                GLA                      DEBT           FEE OR
                                                (SQ.             %    OUTSTANDING       GROUND
  DATE OPENED              LOCATION             FT.)           LEASED  (000'S) (4)       LEASE
----------------------------------------------------------------------------------------------------
Jun.  1986        Kittery I, ME                 60,194          100%       $5,878        Fee
Mar.  1987        Clover, North Conway, NH      11,000           100          ---        Fee
Nov.  1987        Martinsburg, WV               49,252            69          ---        Fee
Apr.  1988        LL Bean, North Conway, Nh H   50,915           100          ---        Fee
Jul.  1988        Pigeon Forge, TN              94,750            94          ---    Ground lease
Aug.  1988        Boaz, AL                      80,730            96          ---        Fee
Jun.  1989        Kittery II, ME                24,703           100          ---        Fee
Jul.  1989        Commerce, GA                 185,750            97        9,805        Fee
Oct.  1989        Bourne, MA                    23,417           100          ---        Fee
Feb.  1991        West Branch, MI              112,120            88        6,732        Fee
May   1991        Williamsburg, IA             277,237   (1)      99       16,686        Fee
Feb.  1992        Casa Grande, AZ              186,018            83          ---        Fee
Aug.  1992        Stroud, OK                   197,878            77          ---        Fee
Dec.  1992        North Branch, MN             134,480            91          ---        Fee
Feb.  1993        Gonzales, LA                 245,325            94          ---        Fee
May   1993        San Marcos, TX               237,395   (2)     100       10,050        Fee
Dec.  1993        Lawrence, KS                  88,200            48          ---        Fee
Dec.  1993        McMinnville, OR               97,749            77          ---        Fee
Aug.  1994        Riverhead, NY                699,644   (6)      98          ---  Ground lease (3)
Aug.  1994        Terrell, TX                  177,435            96          ---        Fee
Sep.  1994        Seymour, IN                  141,051            86        8,059        Fee
Oct.  1994 (5)    Lancaster, PA                230,063   (6)      96       15,580        Fee
Nov.  1994        Branson, MO                  280,142            99          ---        Fee
Nov.  1994        Locust Grove, GA             248,854            93          ---        Fee
Jan.  1995        Barstow, CA                  105,950            92          ---        Fee
Dec.  1995        Commerce II, GA              278,760           100          ---        Fee
Feb.  1997 (5)    Sevierville, TN              267,530   (6)     100          ---    Ground lease
Sep.  1997 (5)    Blowing Rock, NC              97,408            93          ---        Fee
Sep.  1997 (5)    Nags Head, NC                 82,462           100          ---        Fee
Mar.  1998 (5)    Dalton, GA                   173,430            97           --        Fee
Jul.  1998 (5)    Fort Myers, FL               186,072            97           --        Fee
----------------------------------------------------------------------------------------------------
     TOTAL                                   5,125,914            94%     $72,790
====================================================================================================

(1)  GLA EXCLUDES 21,781 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY PIZZA
     HUT.
(2)  GLA EXCLUDES 17,400 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY
     WENDY'S.
(3) THE ORIGINAL RIVERHEAD CENTER IS SUBJECT TO A GROUND LEASE WHICH MAY BE RENEWED AT THE OPTION OF THE OPERATING PARTNERSHIP FOR UP TO SEVEN ADDITIONAL TERMS OF FIVE YEARS EACH. THE LAND ON WHICH THE RIVERHEAD CENTER EXPANSION IS LOCATED IS OWNED BY THE OPERATING PARTNERSHIP.
(4) AS OF DECEMBER 31, 1998. THE WEIGHTED AVERAGE INTEREST RATE FOR DEBT OUTSTANDING AT DECEMBER 31, 1998 WAS 8.2% AND THE WEIGHTED AVERAGE MATURITY DATE WAS APRIL 2002.
(5)  REPRESENTS DATE ACQUIRED BY THE OPERATING PARTNERSHIP.
(6) GLA INCLUDES SQUARE FEET OF NEW SPACE NOT YET OPEN AS OF DECEMBER 31, 1998, WHICH TOTALED 114,554 SQUARE FEET (RIVERHEAD - 45,689; LANCASTER - 2,677; SEVIERVILLE - 66,188)
--------------------------------

LEASE EXPIRATIONS

The following table sets forth, as of March 1, 1999, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                             % of Gross
                                                                             Annualized
                                                    Average                  Base Rent
                        No. of      Approx.       Annualized   Annualized    Represented
                        Leases        GLA          Base Rent    Base Rent    by Expiring
        Year          Expiring(1)  (sq. ft.)(1)   per sq. ft.  (000's)(2)     Leases
----------------------------------------------------------------------------------------
        1999             115         386,000      $   13.06      $5,040           8%
        2000             176         663,000          13.73       9,103          14
        2001             181         652,000          13.84       9,025          14
        2002             254         942,000          15.11      14,232          22
        2003             207         889,000          14.23      12,652          20
        2004             112         549,000          15.15       8,319          13
        2005              22         123,000          13.00       1,599           2
        2006               8          80,000          12.70       1,016           2
        2007               8          62,000          14.23         882           1
        2008               8          56,000          13.54         758           1
2009 & thereafter         28         254,000           8.26       2,097           3
----------------------------------------------------------------------------------------
Total                  1,119       4,656,000      $   13.90     $64,723         100%
========================================================================================


(1) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT YET TAKEN POSSESSION, VACANT SUITES AND MONTH- TO-MONTH LEASES TOTALING APPROXIMATELY 470,000 SQUARE FEET.

(2) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

RENTAL AND OCCUPANCY RATES

The following table sets forth information regarding the expiring leases during each of the last five calendar years.

                                           Renewed by Existing             Re-leased to
                 Total Expiring                  Tenants                    New Tenants
            -------------------------  ----------------------------  --------------------------
                            % of
                            Total                         % of                        % of
                 GLA        Center           GLA        Expiring          GLA       Expiring
Year           (sq. ft)      GLA          (sq. ft.)       GLA          (sq. ft.)      GLA
----------  ------------- -----------  -------------- -------------  ------------ -------------
1998             548,504      11%            407,837        74%           38,526         7%
1997             238,250       5             195,380        82            18,600         8
1996             149,689       4             134,639        90            15,050        10
1995              93,650       3              91,250        97             2,400         3
1994             115,697       3             105,697        91            10,000         9

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                 Renewals of Existing Leases            Stores Re-leased to New Tenants (1)
          ------------------------------------------- -----------------------------------------
                      Average Annualized Base Rents             Average Annualized Base Rents
                             ($ per sq. ft.)                           ($ per sq. ft.)
                      -------------------------------           -------------------------------
              GLA                               %        GLA                             %
Year       (sq.ft.)    Expiring      New     Increase (sq. ft.)  Expiring     New      Change
--------- ----------  ----------  --------- --------- --------- ---------- --------- ----------
1998        407,387      $13.83     $14.07      2%     220,890     $15.33    $13.87     (9)%
1997        195,380       14.21      14.41      1      171,421      14.59     13.42     (8)
1996        134,639       12.44      14.02     13       78,268      14.40     14.99      4
1995         91,250       11.54      13.03     13       59,445      13.64     14.80      9
1994        105,697       14.26      16.56     16       71,350      12.54     14.30     14
---------------------

(1) THE SQUARE FOOTAGE RELEASED TO NEW TENANTS FOR 1998, 1997, 1996, 1995 AND 1994 CONTAIN 38,526, 18,600, 15,050, 2,400, AND 10,000 SQUARE FEET,
     RESPECTIVELY, THAT WAS RELEASED TO NEW TENANTS UPON EXPIRATION OF AN EXISTING LEASE. THE REMAINING SPACE WAS RETENANTED PRIOR TO ANY LEASE EXPIRATION.

The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.

                                  Average                                            Aggregate
                                 Annualized       GLA Open at                       Percentage
                    %          Base Rent per      End of Each       Number of         Rents
Year            Leased           sq.ft. (1)          Year            Centers         (000's)
---------     --------------   ---------------   --------------   --------------   ------------
1998               97%                 $13.88        5,011,000         31               $3,087
1997               98%                  14.04        4,458,000         30                2,637
1996               99%                  13.89        3,739,000         27                2,017
1995               99%                  13.92        3,507,000         27                2,068
1994               99%                  13.43        3,115,000         25                1,658
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

                        Occupancy Costs as a
                      Year   % of Tenant Sales
                    ---------------------------
                         1998           7.9%
                         1997           8.2
                         1996           8.7
                         1995           8.5
                         1994           7.4

TENANTS

The following table sets forth certain information with respect to the Operating Partnership's ten largest tenants and their store concepts as of March 1, 1999.

                                                   Number            GLA      % of Total
Tenant                                            of Stores       (sq. ft.)    GLA open
----------------------------------------------- ------------- -------------- -----------
PHILLIPS-VAN HEUSEN CORPORATION:
      Bass                                                22        146,053        2.8%
      Van Heusen                                          21         89,656         1.8
      Geoffrey Beene Co. Store                            13         51,640         1.0
      Izod                                                17         39,617         0.8
      Gant                                                 4         10,500         0.2
                                                ------------- -------------- -----------
                                                          77        337,466         6.6
LIZ CLAIBORNE, INC.:
      Liz Claiborne                                       24        277,041         5.4
      Liz Claiborne Shoes                                  1          2,000         ---
      Elizabeth                                            6         23,700         0.5
      DKNY Jeans                                           2          5,820         0.1
                                                ------------- -------------- -----------
                                                          33        308,561         6.0

REEBOK INTERNATIONAL, LTD.                                24        172,161         3.4

SARA LEE CORPORATION:
      L'eggs, Hanes, Bali                                 26        117,809         2.3
      Champion                                             1          4,000         0.1
      Coach                                               11         26,561         0.5
      Socks Galore                                         7          8,680         0.2
                                                ------------- -------------- -----------
                                                          45        157,050         3.1

DRESS BARN INC.                                           16        107,878         2.1

AMERICAN COMMERCIAL, INC.:
      Mikasa Factory Store                                13        105,500         2.0

BROWN GROUP RETAIL, INC.:
      Factory Brand Shoes                                 14         71,880         1.4
      Naturalizer                                          8         20,240         0.4
      Brown Shoes                                          2         10,500         0.2
                                                ------------- -------------- -----------
                                                          24        102,620         2.0
COUNTY SEAT STORES, INC. (1):
      County Seat                                          3         15,000         0.3
      Levi's by County Seat                                7         81,700         1.6
                                                ------------- -------------- -----------
                                                          10         96,700         1.9

CORNING REVERE                                            19         83,267         1.6

VF FACTORY OUTLET, INC.                                    3         78,697         1.5

                                                ----------------------------------------
Total of all tenants listed in table                     264      1,549,900       30.2%
                                                ========================================

(1) COUNTY SEAT STORES, INC. ("COUNTY SEAT") IS CURRENTLY IN BANKRUPTCY PROCEEDINGS. MANAGEMENT BELIEVES THAT THIS BANKRUPTCY WILL NOT HAVE A MATERIAL EFFECT ON THE OPERATING PARTNERSHIP'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

SIGNIFICANT PROPERTY

The Center in Riverhead, New York is the Operating Partnership's only Center which comprises more than 10% of total assets or total revenues. The Riverhead Center was originally constructed in 1994. Upon completion of expansions currently underway totaling approximately 68,000 square feet, the Riverhead Center will total 699,644 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1998, 1997, and 1996, excluding expansions under construction, was 97%, 99%, and 100%. Average annualized base rental rates during 1998, 1997, and 1996 were $18.89, $18.65, and $17.73 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1998, the net federal tax basis of this Center was approximately $84,975,000. Real estate taxes assessed on this Center during 1998 amounted to $1,623,000. Real estate taxes for 1999 are estimated to be approximately $2.1 million.

The following table sets forth, as of March 1, 1999, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:

                                                                              % of Gross
                                                                              Annualized
                                                                               Base Rent
                     No. of                     Annualized    Annualized      Represented
                     Leases             GLA     Base Rent      Base Rent      by Expiring
Year              Expiring (1)    (sq. ft.)(1)  per sq. ft.    (000) (2)         Leases
---------------------------------------------------------------------------------------
1999                       9        27,000       $21.96          $593               5%
2000                       5        18,000        19.72           355               3
2001                       8        48,000        19.23           923               8
2002                      68       227,000        21.19         4,809              40
2003                      21        86,000        18.90         1,625              14
2004                      27       127,000        19.31         2,452              20
2005                       1         2,000        17.50            35             ---
2006                     ---           ---           --           ---             ---
2007                       3        21,000        16.76           352               3
2008                       1         7,000        19.29           135               1
2009 & thereafter          5        73,000         9.95           726               6
---------------------------------------------------------------------------------------
Total                    148       636,000       $18.88       $12,005             100%
=======================================================================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the general partner, Tanger Factory Outlet Centers, Inc.:

     NAME                                 AGE                    POSITION
     ----                                 ---                    --------
Stanley K. Tanger................          75     Founder, Chairman of the Board of Directors and
                                                    Chief Executive Officer
Steven B. Tanger.................          50     Director, President and Chief Operating Officer
Rochelle G. Simpson .............          60     Secretary and Executive Vice President -
                                                    Administration and Finance
Willard A. Chafin, Jr............          61     Executive Vice President - Leasing, Site Selection,
                                                    Operations and Marketing
Frank C. Marchisello, Jr.........          40     Senior Vice President - Chief Financial Officer
Joseph H. Nehmen.................          50     Senior Vice President - Operations
Virginia R. Summerell............          40     Treasurer and Assistant Secretary
C. Randy Warren, Jr..............          34     Senior Vice President - Leasing
Carrie A. Johnson-Warren.........          36     Vice President - Marketing
Kevin M. Dillon..................          40     Vice President - Construction

     The following is a biographical summary of the experience of the executive officers of the general partner:

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

     ROCHELLE G. SIMPSON. Ms. Simpson was named Executive Vice President - Administration and Finance in January 1999. She previously held the position of Senior Vice President - Administration and Finance since October 1995. She is also the Secretary of the Company and previously served as Treasurer from May 1993 through May 1995. She entered the factory outlet center business in January 1981, in general management and as chief accountant for Stanley K. Tanger and later became Vice President - Administration and Finance of the Predecessor Company. Ms. Simpson oversees the accounting and finance departments and has overall management responsibility for the Company's headquarters.

     WILLARD A. CHAFIN, JR. Mr. Chafin was named Executive Vice President - Leasing, Site Selection, Operations and Marketing of the Company in January 1999. Mr. Chafin previously held the position of Senior Vice President - Leasing, Site Selection, Operations and Marketing since October 1995. He joined the Company in April 1990, and since has held various executive positions where his major responsibilities included supervising the Marketing, Leasing and Property Management Departments, and leading the Asset Management Team. Prior to joining the Company, Mr. Chafin was the Director of Store Development for the Sara Lee Corporation, where he spent 21 years. Before joining Sara Lee, Mr. Chafin was employed by Sears Roebuck & Co. for nine years in advertising/sales promotion, inventory control and merchandising.

     FRANK C. MARCHISELLO, JR. Mr. Marchisello was named Senior Vice President and Chief Financial Officer in January 1999. He was named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. While at Gilliam, Coble & Moser, Mr. Marchisello worked directly with the Tangers since 1982. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

     JOSEPH H. NEHMEN. Mr. Nehmen was named Senior Vice President of Operations in January 1999. He joined the Company in September 1995 and was named Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

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

     C. RANDY WARREN, JR. Mr. Warren was named Senior Vice President of Leasing in January 1999. He joined the Company in November 1995 as Vice President of Leasing. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State University and holds an MBA from Loyola College. Mr. Warren is the husband of Ms. Carrie Johnson-Warren.

     CARRIE A. JOHNSON-WARREN. Ms. Johnson-Warren was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Johnson-Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Johnson-Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Johnson-Warren is a graduate of East Carolina University and is the wife of Mr. C. Randy Warren, Jr..

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

There is no established public trading market for the Operating Partnership's units. As of December 31, 1998, the ownership interests in the Operating Partnership consisted of 7,897,606 partnership units and 88,270 preferred partnership units (which are convertible into approximately 795,309 general partnership units) held by the general partner and 3,033,305 partnership units held by the limited partner.

The Operating Partnership made distributions per partnership unit during 1998 and 1997 as follows:


                                                1998          1997
         ----------------------------------------------------------
         First Quarter                         $ .55         $ .52
         Second Quarter                          .60           .55
         Third Quarter                           .60           .55
         Fourth Quarter                          .60           .55
         ----------------------------------------------------------
         Year                                  $2.35         $2.17
         ----------------------------------------------------------


Certain of the Operating Partnership's debt agreements limit the payment of distributions such that distributions shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, the Operating Partnership intends to continue to pay regular quarterly distributions.

ITEM 6.    SELECTED FINANCIAL DATA

                                                        1998             1997            1996            1995             1994
---------------------------------------------- -------------- ---------------- --------------- --------------- ----------------
                                                               (In thousands, except per unit and center data)
OPERATING DATA
  Total revenues                                     $97,766          $85,271         $75,500         $68,604          $45,988
  Income before extraordinary  item                   16,103           17,583          16,177          15,352           15,147
  Net income                                          15,643           17,583          15,346          15,352           15,147

-------------------------------------------------------------------------------------------------------------------------------
UNIT DATA
  Basic:
     Income before extraordinary item                  $1.30            $1.57           $1.46           $1.36            $1.32
     Net income                                        $1.26            $1.57           $1.37           $1.36            $1.32
     Weighted average partnership units               10,919           10,061           9,435           9,128            8,211
  Diluted:
     Income before extraordinary item                  $1.28            $1.55           $1.46           $1.36            $1.31
     Net income                                        $1.24            $1.55           $1.37           $1.36            $1.31
     Weighted average partnership units               11,040           10,171           9,441           9,129            8,244
 Distributions paid                                    $2.35            $2.17           $2.06           $1.96            $1.80

-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  Real estate assets, before depreciation           $529,247         $454,708        $358,361        $325,881         $292,406
  Total assets                                       471,568          415,578         331,954         314,947          294,643
  Long-term debt                                     302,485          229,050         178,004         156,749          121,323
  Partners' equity                                   149,363          160,525         136,256         142,397          147,462

-------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
  EBITDA (1)                                         $60,285          $52,857         $46,633         $41,058          $26,089
  Funds from operations (1)                          $39,748          $35,840         $32,313         $29,597          $23,189
  Cash flows provided by (used in):
     Operating activities                            $35,791          $39,232         $38,031         $32,455          $21,274
     Investing activities                           $(79,236)        $(93,636)       $(36,401)       $(44,788)       $(143,683)
     Financing activities                            $46,172          $55,444        $(4,176)         $13,802          $80,661
  Gross leasable area open at year end                 5,011            4,458           3,739           3,507            3,115
  Number of centers                                       31               30              27              27               25
-----------------------


(1) EBITDA and Funds from Operations ("FFO") are widely accepted financial indicators used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Funds from operations is defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculations of EBITDA and FFO may vary from entity to entity and as such the presentation of EBITDA and FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. EBITDA and FFO are not intended to represent cash flows for the period. EBITDA and FFO have not been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the years ended December 31, 1998 and 1997, as well as December 31, 1997 and 1996. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

     o general economic and local real estate conditions could change (for example, our tenant's business may change if the economy changes, which might effect (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;

     o the laws and regulations that apply to us could change (for instance, a change in the tax laws that apply to REITs could result in unfavorable tax treatment for us);

     o capital availability (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

     o our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

GENERAL OVERVIEW

During 1998, the Operating Partnership added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999. Also during 1998, the Operating Partnership completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

A summary of the operating results for the years ended December 31, 1998, 1997 and 1996 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                 1998        1997         1996
-----------------------------------------------------------------------------------------------
GLA open at end of period (000's)                               5,011       4,458        3,739
Weighted average GLA (000's) (1)                                4,768       4,046        3,642
Outlet centers in operation                                        31          30           27
New centers acquired                                                2           3          ---
Centers sold                                                        1         ---          ---
Centers expanded                                                    1           5            6
States operated in at end of period                                23          23           22

  PER SQUARE FOOT
Revenues
  Base rentals                                                 $13.88      $14.04       $13.89
  Percentage rentals                                              .65         .65          .55
  Expense reimbursements                                         5.63        6.10         6.04
  Other income                                                    .34         .29          .25
-----------------------------------------------------------------------------------------------
    Total revenues                                              20.50       21.08        20.73
-----------------------------------------------------------------------------------------------
Expenses
  Property operating                                             6.10        6.49         6.47
  General and administrative                                     1.40        1.52         1.50
  Interest                                                       4.62        4.16         3.84
  Depreciation and amortization                                  4.65        4.56         4.52
-----------------------------------------------------------------------------------------------
    Total expenses                                              16.77       16.73        16.33
-----------------------------------------------------------------------------------------------
Income before gain on sale of real estate and
  extraordinary item                                            $3.73       $4.35        $4.40
===============================================================================================

(1) GLA WEIGHTED BY MONTHS OF OPERATIONS. GLA IS NOT ADJUSTED FOR FLUCTUATIONS IN OCCUPANCY WHICH MAY OCCUR SUBSEQUENT TO THE ORIGINAL OPENING DATE.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Base rentals increased $9.4 million, or 17%, in 1998 when compared to the same period in 1997 primarily as a result of the 18% increase in weighted average GLA. The increase in weighted average GLA is due primarily to the acquisitions in October 1997 (180,000 square feet), March 1998 (173,000 square feet), and July 1998 (186,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.16 in 1998 compared to 1997 reflects (1) the impact of these acquisitions which collectively have a lower average base rental rate per square foot and (2) lower average occupancy rates in 1998 compared to 1997. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period decreased $.08 per square foot to $13.96.

Percentage rentals increased $450,000, or 17%, in 1998 compared to 1997 due to the acquisitions and expansions completed in 1997. Same store sales, defined as the weighted average sales per square foot reported for tenant stores open all of 1998 and 1997, decreased 2.7% to approximately $242 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional and advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 94% in 1997 to 92% in 1998 primarily as a result of the decrease in occupancy.

Property operating expenses increased by $2.8 million, or 11%, in 1998 as compared to 1997. On a weighted average GLA basis, property operating expenses decreased from $6.49 from $6.10 per square foot. Higher expenses for real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot. The decrease in property operating expenses per square foot is also attributable to the acquisitions which collectively have a lower average operating cost per square foot. Excluding the acquisitions, property operating expenses during 1998 were $6.19 per square foot.

General and administrative expenses increased $524,000 in 1998 compared to 1997. As a percentage of revenues, general and administrative expenses decreased from 7.2% in 1997 to 6.8% in 1998. On a weighted average GLA basis, general and administrative expenses decreased $.12 per square foot to $1.40 in 1998, reflecting the absorption of the acquisitions in 1997 and 1998 without relative increases in general and administrative expenses.

Interest expense increased $5.2 million during 1998 as compared to 1997 due to higher average borrowings outstanding during the period and due to less interest capitalized during 1998 as a result of a decrease in ongoing construction activity during 1998 compared to 1997. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "General Overview" above). Depreciation and amortization per weighted average GLA increased from $4.56 per square foot to $4.65 per square foot.

The asset write-down of $2.7 million in 1998 represents the write-off of pre-development costs capitalized for certain projects, primarily the Romulus, MI project, which were discontinued and terminated during the year.

The gain on sale of real estate for 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of three outparcels at other centers for sales prices aggregating $940,000. The extraordinary item in 1998 represents a write-off of unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

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

Interest expense increased $2.8 million during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings increased principally to finance the first quarter acquisition of Five Oaks Factory Stores and expansions to existing centers until the Operating Partnership received the proceeds from the general partner's equity offering in September 1997. Depreciation and amortization per weighted average GLA increased from $4.52 per square foot to $4.56 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

The extraordinary item in the 1996 period represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Operating Partnership's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35.8, $39.2 and $38.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by operating activities during 1997 and 1996 increased primarily due to the incremental operating income associated with acquired or expanded centers. Net cash provided by operating activities decreased $3.4 million in 1998 compared to 1997 as decreases in accounts payable offset the increases from the incremental operating income associated with acquired or expanded centers. Net cash used in investing activities amounted to $79.2, $93.6 and $36.4 million during 1998, 1997 and 1996, respectively, and reflects the fluctuation in construction and acquisition activity during each year. Net cash used in investing activities also decreased in 1998 compared to 1997 due to approximately $2.6 million in net proceeds received from the sale of one factory outlet center and three parcels of land from other existing centers. Cash provided by (used in) financing activities of $46.2, $55.4 and $(4.2) million in 1998, 1997 and 1996, respectively, and has fluctuated consistently with the capital needed to fund the current development and acquisition activity. In 1998, net cash provided by financing activities was further reduced by the distributions paid on the additional 1.1 million units outstanding during all of 1998 which were issued to the general partner in exchange for the proceeds from the general partner's common share offering in September of 1997.

During 1998, the Operating Partnership added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999 (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $5.6 million at December 31, 1998.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond. Currently, the Operating Partnership is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of three existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

During 1998, the Operating Partnership discontinued the development of its Concord, North Carolina; Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Operating Partnership. As a result, the Operating Partnership recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Operating Partnership's interest in the Concord project to an unrelated third party.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $20.3 million was available for additional borrowings at December 31, 1998. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the general partner and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Operating Partnership or the general partner may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1999.

During 1998, the Operating Partnership terminated a $50 million secured line of credit and increased its unsecured lines of credit by $25 million. At December 31, 1998, approximately 76% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1998 was 8.2%.

During March 1999, the Operating Partnership refinanced its 8.92% notes which had a carrying amount of $47.4 million at December 31, 1998. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinance, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Operating Partnership extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

The Operating Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of distributions in accordance with the general partner's REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the Operating Partnership's debt agreements limit the payment of distributions such that distributions will not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

MARKET RISK

The Operating Partnership is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Operating Partnership does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Operating Partnership enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1998, the Operating Partnership had an interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Operating Partnership receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 5.47%. These swaps effectively change the Operating Partnership's payment of interest on $20 million of variable rate debt to fixed rate debt for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At December 31, 1998, the Operating Partnership would have paid $218,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would increase the amount paid by approximately $491,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at December 31, 1998 was $309.1 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of total long-term debt by approximately $4.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to unitholders. The Operating Partnership believes all of its centers have similar economic characteristics and provide similar products and services to similar types and classes of customers. In accordance with the provisions of SFAS 131, the Operating Partnership has aggregated the financial information of all of its centers into one reportable operating segment.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

FUNDS FROM OPERATIONS

Management believes that for a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered along with net income as presented in the audited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31, 1998, 1997 and 1996 as well as actual cash flow and other data for those respective years (in thousands):

                                                        1998         1997           1996
------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS:
  Income before gain on sale of real estate
     and extraordinary item                            $15,109      $17,583       $16,018
  Adjusted for:
     Depreciation and amortization uniquely
        significant to real estate                      21,939       18,257        16,295
     Asset write-down                                    2,700           --            --
------------------------------------------------------------------------------------------
  Funds from operations                                $39,748      $35,840       $32,313
==========================================================================================
CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                              $35,791      $39,232       $38,031
     Investing activities                            $(79,236)    $(93,636)     $(36,401)
     Financing activities                              $46,172      $55,444      $(4,176)
WEIGHTED AVERAGE UNITS OUTSTANDING  (1)                 11,844       11,000        10,601
==========================================================================================

(1) ASSUMES THE PREFERRED PARTNERSHIP UNITS AND UNIT OPTIONS ARE ALL CONVERTED TO GENERAL PARTNERSHIP UNITS.

ECONOMIC CONDITIONS AND OUTLOOK

The majority of the Operating Partnership's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Operating Partnership believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 29% of the Operating Partnership's lease portfolio is scheduled to expire during the next two years. Approximately 778,000 square feet of space is up for renewal during 1999 and approximately 663,000 square feet will come up for renewal in 2000. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 323,000, or 41%, of the square feet scheduled to expire in 1999 has already been renewed. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Operating Partnership has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Operating Partnership-Information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY SYSTEMS. The Operating Partnership has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Operating Partnership's assessment and testing of existing equipment and software revealed that certain older desktop personal computers, the network operating system and the DOS-based accounting system were not Y2K compliant. The non-compliant personal computers have since been replaced. The Operating Partnership is currently in the process of installing and testing current upgrades for the DOS-based accounting and the network operating systems which will make these systems compliant with Y2K and expects to complete this process by June 30, 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Operating Partnership is in the process of relocating its corporate office to a nearby facility. The Operating Partnership has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Operating Partnership is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at its 31 outlet centers. Assessment and testing of these systems is about 84% complete and expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced in early 1999. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES. The Operating Partnership has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and are subject to disclosure requirements. The Operating Partnership has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Operating

Partnership's readiness. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. Third-party assessment is abut 50% complete and the Operating Partnership is diligently working to substantially complete this part of the project. The Operating Partnership also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS. The accounting software and network operating system upgrades are being executed under existing maintenance and support agreements with software vendors, and thus the Operating Partnership does not expect to incur additional costs to bring those systems in compliance . Approximately $220,000 has been spent to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The total cost of Y2K compliance activities, expected to be less than $400,000, has not been, and is not expected to be material to the operating results or financial position of the Operating Partnership.

The identification and remediation of systems at the outlet centers is being accomplished by in-house business systems personnel and outlet center general managers whose costs are recorded as normal operating expenses. The assessment of third-party readiness is also being conducted by in-house personnel whose costs are recorded as normal operating expenses. The Operating Partnership is not yet in a position to estimate the cost of third-party compliance issues, but has no reason to believe, based upon its evaluations to date, that such costs will exceed $100,000.

RISKS. The principal risks to the Operating Partnership relating to the completion of its accounting software conversion is failure to correctly bill tenants by December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems became operational.

The principal risks to the Operating Partnership relating to non-information systems at the outlet centers are failure to identify time-sensitive systems and inability to find a suitable replacement system. The Operating Partnership believes that adequate replacement components or new systems are available at reasonable prices and are in good supply. The Operating Partnership also believes that adequate time and resources are available to remediate these areas as needed.

The principal risks to the Operating Partnership in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Operating Partnership has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable time frame. The Operating Partnership will attempt to obtain compliance certification from suppliers of key services as soon as such certifications are available.

CONTINGENCY PLANS. The Operating Partnership intends to deal with contingency planning during the first half of 1999 after the results of the above assessments are known. The Operating Partnership description of its Y2K compliance issues are based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Operating Partnership will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Operating Partnership or the major tenants or vendors with whom the Operating Partnership does business fail to address their major Y2K issues, the Operating Partnership's operating results or financial position could be materially adversely affected.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Operating Partnership does not have any directors or officers. The information concerning the general partner's directors required by this Item is incorporated by reference to the general partner's Proxy Statement.

The information concerning the executive officers of the general partner required by this Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers of the General Partner".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the general partner's Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the general partner's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the general partner's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the general partner's Proxy Statement.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. Financial Statements

        Report of Independent Accountants                                       F-1
        Balance Sheets-December 31, 1998 and 1997                               F-2
        Statements of Operations-
          Years Ended December 31, 1998, 1997 and 1996                          F-3
        Statements of Partners' Equity-
          For the Years Ended December 31, 1998, 1997 and 1996                  F-4
        Statements of Cash Flows-
          Years Ended December 31, 1998, 1997 and 1996                          F-5
         Notes to Financial Statements                                          F-6 to F-13

     2. Financial Statement Schedule

        Schedule III
          Report of Independent Accountants                                     F-14
          Real Estate and Accumulated Depreciation                              F-15 to F-16

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

10.1    Amended and Restated Unit Option Plan. (Note 8)

10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 8)

10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 8)

10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 1999. (Note 8)

10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 1999. (Note 8)

10.9 Amended and Restated Employment Agreement for Joseph Nehmen, as of January 1, 1999. (Note 8)

10.10 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 2)

10.10A Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 5)

10.11   Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 2)

10.12 Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Note 2)

10.13 Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $50,000,000, dated as of December 13, 1994. (Note 4)

10.14   Form of Senior Indenture. (Note 6)

10.15   Form of First Supplemental Indenture (to Senior Indenture). (Note 6)

10.15A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 7)

21.1    List of Subsidiaries. (Note 2)

23.1    Consent of PricewaterhouseCoopers LLP.


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

     5. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
     6. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Current Report on Form 8-K dated March 6, 1996.
     7. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Current Report on Form 8-K dated October 24, 1997.
     8. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Current Report on Form 10-K for the year ended December 31, 1998.

(B)  REPORTS ON FORM 8-K  - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 TANGER PROPERTIES LIMITED PARTNERSHIP
                 By: Tanger Factory Outlet Centers, Inc., its general partner

                 By: /s/ Stanley K. Tanger
                     ---------------------------------
                      Stanley K. Tanger
                      Chairman of the Board and
                      Chief Executive Officer

March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as officers or directors of the general partner and on the dates indicated:


     Signature                          Title                            Date
     ---------                          -----                            ----
/s/ Stanley K. Tanger            Chairman of the Board and          March 26, 1999
Stanley K. Tanger                Chief Executive Officer
                                 (Principal Executive Officer)

/s/ Steven B. Tanger             Director, President and            March 26, 1999
Steven B. Tanger                 Chief Operating Officer

/s/ Frank C. Marchisello, Jr.    Senior Vice President and          March 26, 1999
Frank C. Marchisello, Jr.        Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)

/s/ Jack Africk                  Director                           March 26, 1999
Jack Africk

/s/ William G. Benton            Director                           March 26, 1999
William G. Benton

/s/ Thomas E. Robinson           Director                           March 26, 1999
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
TANGER PROPERTIES LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of Tanger Properties Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                               PricewaterhouseCoopers LLP

Greensboro, NC
January 18, 1999

                     TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)

                                                                              December 31,
                                                                            1998       1997
 ----------------------------------------------------------------------------------------------
 ASSETS
    Rental property
         Land                                                               $53,869    $48,059
         Buildings, improvements and fixtures                               458,546    379,842
         Developments under construction                                     16,832     26,807
 ----------------------------------------------------------------------------------------------
                                                                            529,247    454,708
         Accumulated depreciation                                           (84,685)   (64,177)
 ----------------------------------------------------------------------------------------------
              Rental property, net                                          444,562    390,531
    Cash and cash equivalents                                                 6,334      3,607
    Deferred charges, net                                                     8,218      8,651
    Other assets                                                             12,454     12,789
 ----------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                 $471,568   $415,578
 ==============================================================================================

 LIABILITIES AND PARTNERS' EQUITY
 LIABILITIES
    Long-term debt
         Senior, unsecured notes                                           $150,000   $150,000
         Mortgages payable                                                   72,790     74,050
         Lines of credit                                                     79,695      5,000
 ----------------------------------------------------------------------------------------------
                                                                            302,485    229,050
    Construction trade payables                                               9,224     12,913
    Accounts payable and accrued expenses                                    10,496     13,090
 ----------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                  322,205    255,053
 ----------------------------------------------------------------------------------------------
 Commitments
 PARTNERS' EQUITY
    General partner                                                         128,746    136,649
    Limited partner                                                          20,617     23,876
 ----------------------------------------------------------------------------------------------
         Total partners' equity                                             149,363    160,525
 ----------------------------------------------------------------------------------------------
              Total liabilities and partners' equity                       $471,568   $415,578
 ==============================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                   Year Ended December 31,
                                                                  1998      1997       1996
-----------------------------------------------------------------------------------------------
 REVENUES
   Base rentals                                                  $66,187    $56,807    $50,596
   Percentage rentals                                              3,087      2,637      2,017
   Expense reimbursements                                         26,852     24,665     21,991
   Other income                                                    1,640      1,162        896
-----------------------------------------------------------------------------------------------
        Total revenues                                            97,766     85,271     75,500
-----------------------------------------------------------------------------------------------
EXPENSES
   Property operating                                             29,106     26,269     23,559
   General and administrative                                      6,669      6,145      5,467
   Interest                                                       22,028     16,835     13,998
   Depreciation and amortization                                  22,154     18,439     16,458
   Asset write-down                                                2,700        ---        ---
-----------------------------------------------------------------------------------------------
        Total expenses                                            82,657     67,688     59,482
-----------------------------------------------------------------------------------------------
Income before gain on sale of real estate
   and extraordinary item                                         15,109     17,583     16,018
Gain on sale of real estate                                          994        ---        159
-----------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                  16,103     17,583     16,177
Extraordinary item - Loss on early extinguishment of debt           (460)       ---       (831)
-----------------------------------------------------------------------------------------------
Net income                                                        15,643     17,583     15,346
Less preferred unit distributions                                 (1,911)    (1,808)    (2,399)
-----------------------------------------------------------------------------------------------
Income available to partners                                      13,732     15,775     12,947
Income allocated to the limited partner                           (3,816)    (4,756)    (4,155)
-----------------------------------------------------------------------------------------------
Income allocated to the general partner                           $9,916    $11,019     $8,792
===============================================================================================

BASIC EARNINGS PER UNIT:
    Income before extraordinary item                            $   1.30  $    1.57  $    1.46
    Extraordinary item                                              (.04)       ---       (.09)
-----------------------------------------------------------------------------------------------
    Net income                                                  $   1.26  $    1.57  $    1.37
===============================================================================================

DILUTED EARNINGS PER UNIT:
    Income before extraordinary item                            $   1.28  $    1.55  $    1.46
    Extraordinary item                                              (.04)       ---       (.09)
-----------------------------------------------------------------------------------------------
    Net income                                                  $   1.24  $    1.55  $    1.37
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TANGER PROPERTIES LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                        (In thousands, except unit data)

                                                                                            Total
                                                                  General       Limited    Partners'
                                                                  Partner      Partner      Equity
----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                        $114,813     $27,584    $142,397
Conversion of 35,065 preferred units into 315,929
    partnership units                                                 --          --          --
Compensation under Unit Option Plan                                    229         109         338
Net income                                                          11,191       4,155      15,346
Preferred distributions ($18.56 per unit)                           (2,416)       --        (2,416)
Distributions to partners ($2.06 per unit)                         (13,160)     (6,249)    (19,409)
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                         110,657      25,599     136,256
Conversion of 15,730 preferred units into 141,726
    partnership units                                                 --          --          --
Issuance of 29,700 units upon exercise of unit options                 703        --           703
Issuance of 1,080,000 units to general partner in
    exchange for proceeds from a common share offering              29,241        --        29,241
Compensation under Unit Option Plan                                    234         104         338
Net income                                                          12,827       4,756      17,583
Preferred distributions ($19.55 per unit)                           (1,789)       --        (1,789)
Distributions to partners ($2.17 per unit)                         (15,224)     (6,583)    (21,807)
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                         136,649      23,876     160,525
Conversion of 2,419 preferred units into 21,790
    partnership units                                                 --          --          --
Issuance of 31,880 units upon exercise of share and
    unit options                                                       762        --           762
Repurchase and retirement of 10,000 partnership units                 (216)       --          (216)
Compensation under Unit Option Plan                                    142          53         195
Net income                                                          11,827       3,816      15,643
Preferred distributions ($21.17 per unit)                           (1,894)       --        (1,894)
Distributions to partners ($2.35 per unit)                         (18,524)     (7,128)    (25,652)
----------------------------------------------------------------------------------------------------
                                                                  $128,746     $20,617    $149,363
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                         1998         1997         1996
  --------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES
     Net income                                                       $  15,643    $  17,583    $  15,346
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                    22,154       18,439       16,458
        Amortization of deferred financing costs                          1,076        1,094          953
        Loss on early extinguishment of debt                                460         --            831
        Asset write-down                                                  2,700         --           --
        Gain on sale of real estate                                        (994)        --           (159)
        Straight-line base rent adjustment                                 (688)        (347)      (1,192)
        Compensation under Unit Option Plan                                 195          338          338
        Increase (decrease) due to changes in:
           Other assets                                                  (2,161)      (1,591)         578
           Accounts payable and accrued expenses                         (2,594)       3,716        4,878
  --------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                35,791       39,232       38,031
  --------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES
     Acquisition of real estate                                         (44,650)     (37,500)        --
     Additions to rental properties                                     (35,252)     (54,795)     (35,408)
     Additions to deferred lease costs                                   (1,895)      (1,341)      (1,167)
     Proceeds from sale of real estate                                    2,561         --            174
  --------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                   (79,236)     (93,636)     (36,401)
  --------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES
     Contributions from the general partner                                --         29,241         --
     Repurchase of partnership units                                       (216)        --           --
     Cash distributions paid                                            (27,546)     (23,596)     (21,825)
     Proceeds from notes payable                                           --         75,000       75,000
     Repayments on mortgages payable                                     (1,260)      (1,154)      (1,019)
     Proceeds from revolving lines of credit                            152,760      118,450       70,301
     Repayments on revolving lines of credit                            (78,065)    (141,250)    (123,027)
     Additions to deferred financing costs                                 (263)      (1,950)      (3,606)
     Proceeds from exercise of share and unit options                       762          703         --
  --------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      46,172       55,444       (4,176)
  --------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                    2,727        1,040       (2,546)
  Cash and cash equivalents, beginning of period                          3,607        2,567        5,113
  --------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                            $   6,334    $   3,607    $   2,567
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), develops, owns and operates factory outlet centers. The Operating Partnership is a majority owned subsidiary of Tanger Factory Outlet Centers, Inc. (the "Company"), a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Operating Partnership owned and operated 31 factory outlet centers located in 23 states with a total gross leasable area of approximately 5.1 million square feet at the end of 1998. The Operating Partnership provides all development, leasing and management services for its centers. The Company is the sole general partner of the Operating Partnership and the Tanger Family Limited Partnership ("TFLP") is the sole limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the general partner of TFLP.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - Allocation of income to the general and limited partners is based on each partner's respective ownership of units issued by the Operating Partnership.

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

     OPERATING SEGMENTS - The Operating Partnership aggregates the financial information of all its centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1998, 1997 and 1996 amounted to $762,000, $1,877,000 and $1,044,000, and development costs capitalized amounted to $1,903,000, $1,637,000 and $1,321,000, respectively. Depreciation expense for each of the years ended December 31, 1998, 1997 and 1996 was $20,873,000, $17,327,000 and $15,449,000,
respectively.

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

                          NOTES TO FINANCIAL STATEMENTS

     IMPAIRMENT OF LONG-LIVED ASSETS - The Operating Partnership has adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Operating Partnership believes that no material impairment existed at December 31, 1998.

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

     REVENUE RECOGNITION - Minimum rental income is recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term.

     INCOME TAXES - As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no provision has been made for Federal income taxes in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK - The Operating Partnership's management performs ongoing credit evaluations of their tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 1998, 1997 and 1996.

     SUPPLEMENTAL CASH FLOW INFORMATION - The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1998, 1997 and 1996 amounted to $9,224,000, $12,913,000 and $8,320,000 respectively. Interest paid, net of interest capitalized, in 1998, 1997 and 1996 was $20,690,000, $12,337,000 and
$10,637,000, respectively.


3.   DEFERRED CHARGES

Deferred charges as of December 31, 1998 and 1997 consist of the following (in thousands):

                                                                  1998     1997
       --------------------------------------------------------------------------
       Deferred lease costs                                      $9,551   $7,658
       Deferred financing costs                                   5,691    6,607
       --------------------------------------------------------------------------
                                                                 15,242   14,265
       Accumulated amortization                                   7,024    5,614
       --------------------------------------------------------------------------
                                                                 $8,218   $8,651
       ==========================================================================

Amortization of deferred lease costs for the years ended December 31, 1998, 1997 and 1996 was $1,019,000, $873,000 and $799,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying statements of operations, for the years ended December 31, 1998, 1997 and 1996 was $1,076,000, $1,094,000 and $953,000 respectively. During 1998 and 1996, the
Operating Partnership expensed the remaining unamortized financing costs totaling $460,000 and $831,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as extraordinary items in the accompanying statements of operations.

                         NOTES TO FINANCIAL STATEMENTS

4. ASSET WRITE-DOWN

During 1998, the Operating Partnership discontinued the development of its Concord, North Carolina, Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Operating Partnership. As a result, the Operating Partnership recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Operating Partnership's interest in the Concord project to an unrelated third party.

5. LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                                                                 1998            1997
       -----------------------------------------------------------------------------------------------------------------
       8.75% Senior, unsecured notes, maturing March 2001                                       $75,000         $75,000
       7.875% Senior, unsecured notes, maturing October 2004                                     75,000          75,000
       Mortgage notes with fixed interest at:
            8.92%, maturing January 2002                                                         47,405          48,142
            8.625%, maturing September 2000                                                       9,805          10,121
            9.77%, maturing April 2005                                                           15,580          15,787
       Revolving lines of credit with variable interest rates ranging from either prime less .25% to prime or from LIBOR plus 1.55%
            to LIBOR plus 1.60%                                                                  79,695           5,000
       -----------------------------------------------------------------------------------------------------------------
                                                                                               $302,485        $229,050
       =================================================================================================================

The Operating Partnership maintains revolving lines of credit which provide for borrowing up to $100 million. The agreements expire at various times through the year 2001. Interest is payable based on alternative interest rate bases at the Operating Partnership's option. Amounts available under these facilities at December 31, 1998 totaled $20.3 million. Certain of the Operating Partnership's properties, which had a net book value of approximately $85.1 million at December 31, 1998, serve as collateral for the fixed rate mortgages.

Thecredit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. All three existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

During March 1999, the Operating Partnership refinanced its 8.92% notes. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. In addition, the Operating Partnership extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

Maturities of the existing long-term debt, after giving consideration to the refinance and extension as described above, are as follows (in thousands):


                      Year                      Amount          %
                      --------------------------------------------
                      1999                      $1,461        ---
                      2000                      15,273          5
                      2001                     132,316         44
                      2002                       1,403        ---
                      2003                       1,521          1
                      Thereafter               150,511         50
                      --------------------------------------------
                                              $302,485        100
                      ============================================

                          NOTES TO FINANCIAL STATEMENTS

6. DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In October 1998, the Operating Partnership entered into an interest rate swap agreement effective through October 2001 with a notional amount of $20 million which fixed the 30 day LIBOR index at 5.47%. A similar agreement with a notional amount of $10 million at a fixed 30 day LIBOR index of 5.99% expired during 1998. The impact of these agreements had an insignificant effect on interest expense during 1998, 1997 and 1996.

In anticipation of offering the senior, unsecured notes due 2004, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received proceeds of $714,000. Such amount is being amortized as a reduction to interest expense over the life of the notes and results in an overall effective interest rate on the notes of 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1998, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $309.1 million. The estimated fair value of the interest rate swap agreement at December 31, 1998, as determined by the issuing financial institution, was an unrealized loss of approximately $218,000.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

7. PARTNERSHIP EQUITY

During 1997, the general partner completed an additional public offering of 1,080,000 common shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 partnership units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") were sold to the public by the general partner during 1993 in the form of Depositary Shares, each representing 1/10 of a Preferred Share. Proceeds from this offering, net of underwriters discount and estimated offering expenses, were contributed to the Operating Partnership in return for preferred partnership units. Preferred partnership units issued by the Operating Partnership have the same characteristics, with respect to liquidation rights, distribution and conversion, as the Preferred Shares. The Preferred Shares have a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate per Depositary Share equal to the greater of (i) $1.575 per year or
(ii) the dividends on the common shares or portion thereof, into which a depositary share is convertible. The Preferred Shares rank senior to the common shares with respect to dividend and liquidation rights.

The Preferred Shares are convertible at the option of the holder at any time into common shares of the general partner at a rate equivalent to .901 common shares for each Depositary Share. Preferred partnership units are automatically converted into general partnership units to the extent of any conversion of the general partner's Series A Preferred Shares into the general partner's common shares. At December 31, 1998, 795,309 common shares were reserved for the conversion of Depositary Shares. The Preferred Shares and Depositary Shares may be redeemed at the option of the general partner, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

                          NOTES TO FINANCIAL STATEMENTS


     At December 31, 1998 and 1997, the ownership interests of the Operating Partnership consisted of the following:

                                                         1998           1997
       -------------------------------------------------------------------------
       Preferred Units, held by the general partner       88,270          90,689
       =========================================================================
       Partnership Units:
          General partner                              7,897,606       7,853,936
          Limited partner                              3,033,305       3,033,305
       -------------------------------------------------------------------------
             Total                                    10,930,911      10,887,241
       =========================================================================

Preferred partnership units outstanding at December 31, 1998 were convertible into approximately 795,309 general partnership units. The limited partner's units are exchangeable, subject to certain limitations to preserve the general partner's status as a REIT, on a one-for-one basis for common shares of the general partner.

On October 13, 1998, the general partner's Board of Directors authorized the repurchase and retirement of up to $5 million of the general partner's common shares. The Operating Partnership will fund the proceeds necessary for the general partner to purchase the common shares and will retire a number of units held by the general partner equivalent to the common shares purchased. The timing and amount of purchases will be at the discretion of management. As of December 31, 1998, the Operating Partnership had paid to the general partner $216,000 for the repurchase and retirement of 10,000 common shares and corresponding partnership units, leaving a balance of $4,784,000 authorized for future repurchases.

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, for the years ended December 31, 1998, 1997 and 1996 is set forth as follows (in thousands, except per unit amounts):


                                                                                     1998            1997          1996
        ------------------------------------------------------------------------------------------------------------------
        Numerator:
           Income before extraordinary item                                           $16,103       $17,583       $16,177
           Less preferred unit distributions                                           (1,911)       (1,808)        (2,399)
        ------------------------------------------------------------------------------------------------------------------
           Income available to the general and limited partners-
              numerator for basic and diluted earnings per unit                       $14,192       $15,775       $13,778
        ------------------------------------------------------------------------------------------------------------------

        Denominator:
           Basic weighted average partnership units                                    10,919        10,061         9,435
           Effect of outstanding unit options                                             121           110             6
        ------------------------------------------------------------------------------------------------------------------
           Diluted weighted average partnership units                                  11,040        10,171         9,441
        ------------------------------------------------------------------------------------------------------------------

        Basic earnings per unit before extraordinary item                             $  1.30       $  1.57       $  1.46
        ------------------------------------------------------------------------------------------------------------------
        Diluted earnings per unit before extraordinary item                           $  1.28       $  1.55       $  1.46
        ==================================================================================================================

Options to purchase units excluded from the computation of diluted earnings per unit during 1998 and 1996 because the exercise price was greater than the average market price of the general partner's common shares totaled 244,775 and 130,172 units. During 1997, all options had exercise prices less than the average market price. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

                          NOTES TO FINANCIAL STATEMENTS

9. EMPLOYEE BENEFIT PLANS

The general partner has a non-qualified and incentive stock option plan ("The 1993 Share Option Plan") and the Operating Partnership has a non-qualified unit option plan ("The 1993 Unit Option Plan"). Units received upon exercise of unit options are exchangeable for common shares of the general partner. The Operating Partnership accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts (in thousands, except per unit amounts):

                                                1998        1997       1996
            --------------------------------------------------------------------
            Net income:      As reported      $ 15,643    $17,583     $15,346
                             Pro forma        $ 15,409    $17,403     $15,243

            Basic EPS:       As reported      $   1.26    $  1.57     $  1.37
                             Pro forma        $   1.24    $  1.55     $  1.36

            Diluted EPS:     As reported      $   1.24    $  1.55     $  1.37
                             Pro forma        $   1.23    $  1.54     $  1.36


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively: expected distribution yields ranging from 8% to 10%; expected lives ranging from 5 years to 7 years; expected volatility 20%; and risk-free interest rates ranging from 5.42% to 6.75%.

The general partner and the Operating Partnership may issue up to a combined 1,750,000 shares and units under the general partner's 1993 Share Option Plan and the Operating Partnership's 1993 Unit Option Plan. The general partner and the Operating Partnership have granted 1,131,240 options, net of options forfeited, through December 31, 1998. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and unit options granted expire 10 years from the date of grant and become exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1998 have exercise prices between $22.50 and $30.50, with a weighted average exercise price of $25.16 and a weighted average remaining contractual life of 6.6 years. On January 8, 1999, the Operating Partnership granted to its employees options to purchase an additional 229,300 units in the Operating Partnership (which are exchangeable for 229,300 common shares of the general partner). The exercise price per unit was set at the previous day's market closing price of $22.125.

Unamortized stock compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was fully amortized in 1998 and was $195,000 and $533,000 at December 31, 1997 and 1996. Compensation expense recognized during 1998, 1997 and 1996 was $195,000, $338,000 and $338,000, respectively.

                          NOTES TO FINANCIAL STATEMENTS


A summary of the status of the Operating Partnership's plan at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                            1998                  1997                  1996
                                    ------------------    -------------------    -------------------
                                               Wtd Avg               Wtd Avg               Wtd Avg
                                     Shares   Ex Price    Shares     Ex Price    Shares    Ex Price
----------------------------------------------------------------------------------------------------
Outstanding at beginning of year     847,230    $23.67     888,950     $23.69    656,650     $23.47
Granted                              262,600     30.15         ---        ---    234,700      24.27
Exercised                            (28,280)    23.94     (29,700)     23.68        ---        ---
Forfeited                            (50,890)    26.94     (12,020)     24.41     (2,400)     23.59
----------------------------------------------------------------------------------------------------
Outstanding at end of year         1,030,660    $25.16     847,230     $23.67    888,950     $23.69
====================================================================================================
Exercisable at end of year           592,320    $23.41     456,350     $23.37    310,210     $23.23
Weighted average fair value of
   options granted                     $1.60                   ---                 $2.71


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

10. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following amounts are included in property operating expenses for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                         1998      1997     1996
      ----------------------------------------------------------------------------
      Advertising and promotion                       $  9,069   $ 8,452  $ 7,691
      Common area maintenance                           11,929    11,113    9,497
      Real estate taxes                                  6,202     5,004    4,699
      Other operating expenses                           1,906     1,700    1,672
      ----------------------------------------------------------------------------
                                                      $ 29,106    26,269   23,559
      ============================================================================

11. LEASE AGREEMENTS

The Operating Partnership is the lessor of a total of 1,182 stores in 31 factory outlet centers, under operating leases with initial terms that expire from 1999 to 2017. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1998 are as follows (in thousands):


                            1999                       $63,145
                            2000                        54,895
                            2001                        46,451
                            2002                        36,508
                            2003                        20,956
                            Thereafter                  35,479
                            -----------------------------------
                                                      $257,434
                            ===================================

                          NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS

At December 31, 1998, commitments for construction of new developments and additions to existing properties amounted to $5.6 million. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $517,000 and $468,000 at December 31, 1998 and 1997, respectively. These land leases and other land and equipment noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $1,090,000, $778,000, and $315,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

                            1999                      $1,522
                            2000                       1,777
                            2001                       1,715
                            2002                       1,669
                            2003                       1,550
                            Thereafter                56,604
                            ---------------------------------
                                                     $64,837
                            =================================




13.    ACQUISITIONS

During 1998, the Operating Partnership completed the acquisitions of two factory outlet centers containing approximately 359,000 square feet of gross leasable area for purchase prices which aggregated $44.7 million. During 1997, the Operating Partnership completed the acquisitions of three factory outlet centers containing approximately 303,000 square feet for purchase prices which aggregated $37.5 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the results of operations since the applicable acquisition date.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of each period presented, nor does it purport to represent the results of operations for future periods. The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the all of the acquisitions had occurred as of the January 1, 1997 (unaudited and in thousands, except per unit data).

                                                            1998           1997
      ----------------------------------------------------------------------------
      Total revenues                                    $ 100,840       $ 93,988
      Income before extraordinary item                     16,366         17,859
      Net income                                           15,906         17,859
      Basic net income per unit:
           Income before extraordinary item                  1.32           1.60
           Net income                                        1.28           1.60
      Diluted net income per unit:
           Income before extraordinary item                  1.31           1.58
           Net income                                        1.27           1.58
      ============================================================================

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


                                             PricewaterhouseCoopers LLP

Greensboro, North Carolina
January 18, 1999

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                                    SCHEDULE III
                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   (In thousands)



                                                                                               Costs Capitalized
                                                                                           Subsequent to Acquisition
               Description                                     Initial Cost to Company            (Improvements)
-------------------------------------------                   ---------------------------  --------------------------
                                                                            Buildings,               Buildings,
Outlet Center                                                              Improvements             Improvements
Name                 Location                 Encumbrances       Land       & Fixtures      Land     & Fixtures
-------------------- ------------------------------------------------------------------------------------------------
Barstow              Barstow, CA                  $   ---     $ 3,941        $ 12,533      $ ---      $  1,034
Blowing Rock         Blowing Rock, NC                 ---       1,963           9,424        ---           138
Boaz                 Boaz, AL                         ---         616           2,195        ---         1,153
Bourne               Bourne, MA                       ---         899           1,361        ---           303
Branch               N. Branch, MN                    ---         329           5,644        249         2,349
Branson              Branson, MO                      ---       4,557          25,040        ---         6,055
Casa Grande          Casa Grande, AZ                  ---         753           9,091        ---         1,196
Clover               North Conway, NH                 ---         393             672        ---           246
Commerce I           Commerce, GA                   9,805         755           3,511        492         5,647
Commerce II          Commerce, GA                     ---       1,299          14,046        541        11,614
Dalton               Dalton, GA                       ---       1,641          15,596        ---           ---
Gonzales             Gonzales, LA                     ---         947          15,895         17         3,447
Kittery-I            Kittery, ME                    5,878       1,242           2,961        229         1,193
Kittery-II           Kittery, ME                      ---         921           1,835        530           233
Lancaster            Lancaster, PA                 15,580       3,691          19,907        ---         6,074
Lawrence             Lawrence, KS                     ---       1,013           5,542        429           443
LL Bean              North Conway, NH                 ---       1,894           3,351        ---           552
Locust Grove         Locust Grove, GA                 ---       2,609          11,801        ---         7,065
Martinsburg          Martinsburg, WV                  ---         800           2,812        ---         1,259
McMinnville          McMinnville, OR                  ---       1,071           8,162          5           756
Nags Head            Nags Head, NC                    ---       1,853           6,679        ---           564
Pigeon Forge         Pigeon Forge, TN                 ---         299           2,508        ---         1,334
Riverhead            Riverhead, NY                    ---         ---          36,374      6,152        63,049
San Marcos           San Marcos, TX                10,050       1,953           9,440         17         9,988
Sanibel              Sanibel, FL                                4,916          23,196        ---           ---
Sevierville          Sevierville, TN                  ---         ---          18,495        ---        13,143
Seymour              Seymour, IN                    8,059       1,710          13,249        ---           248
Stroud               Stroud, OK                       ---         446           7,048        ---         4,840
Terrell              Terrell, TX                      ---         805          13,432        ---         3,906
West Branch          West Branch, MI                6,732         350           3,428        120         4,323
Williamsburg         Williamsburg, IA              16,686         706           6,781        716        11,217
---------------------------------------------------------------------------------------------------------------------
Totals                                            $72,789     $44,372        $312,009     $9,497      $163,369
=====================================================================================================================

                       Gross Amount Carried at Close of Period
Description                          12/31/98 (1)                                            Life Used to
-------------------- --------------------------------------------                               Compute
                                  Buildings,                                                  Depreciation
Outlet Center                    Improvements                    Accumulated     Date of        in Income
Name                   Land       & Fixtures          Total     Depreciation  Construction      Statement
-------------------- -------------------------------------------------------------------------------------
Barstow                 $3,941      $13,567          $17,508      $2,793          1995             (2)
Blowing Rock             1,963        9,562           11,525         402          1997(3)          (2)
Boaz                       616        3,348            3,964       1,414          1988             (2)
Bourne                     899        1,664            2,563         690          1989             (2)
Branch                     578        7,993            8,571       2,598          1992             (2)
Branson                  4,557       31,095           35,652       6,057          1994             (2)
Casa Grande                753       10,287           11,040       3,650          1992             (2)
Clover                     393          918            1,311         361          1987             (2)
Commerce I               1,247        9,158           10,405       3,419          1989             (2)
Commerce II              1,840       25,660           27,500       3,034          1995             (2)
Dalton                   1,641       15,596           17,237         398          1998 (3)         (2)
Gonzales                   964       19,342           20,306       5,542          1992             (2)
Kittery-I                1,471        4,154            5,625       1,977          1986             (2)
Kittery-II               1,451        2,068            3,519         830          1989             (2)
Lancaster                3,691       25,981           29,672       4,558          1994 (3)         (2)
Lawrence                 1,442        5,985            7,427       1,584          1993             (2)
LL Bean                  1,894        3,903            5,797       1,572          1988             (2)
Locust Grove             2,609       18,866           21,475       3,516          1994             (2)
Martinsburg                800        4,071            4,871       1,685          1987             (2)
McMinnville              1,076        8,918            9,994       2,549          1993             (2)
Nags Head                1,853        7,243            9,096         342          1997 (3)         (2)
Pigeon Forge               299        3,842            4,141       1,541          1988             (2)
Riverhead                6,152       99,423          105,575       9,889          1993             (2)
San Marcos               1,970       19,428           21,398       3,918          1993             (2)
Sanibel                  4,916       23,196           28,112         315          1998 (3)         (2)
Sevierville                ---       31,638           31,638       1,321          1997 (3)         (2)
Seymour                  1,710       13,497           15,207       3,123          1994             (2)
Stroud                     446       11,888           12,334       4,007          1992             (2)
Terrell                    805       17,338           18,143       3,795          1994             (2)
West Branch                470        7,751            8,221       2,277          1991             (2)
Williamsburg             1,422       17,998           19,420       5,528          1991             (2)
----------------------------------------------------------------------------------------------------------
Totals                 $53,869     $475,378         $529,247     $84,685
==========================================================================================================


(1)  AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS APPROXIMATELY
     $527,122,000.

(2) THE OPERATING PARTNERSHIP GENERALLY USES ESTIMATED LIVES RANGING FROM 25 TO 33 YEARS FOR BUILDINGS AND 15 YEARS FOR LAND IMPROVEMENTS. TENANT FINISHING ALLOWANCES ARE DEPRECIATED OVER THE INITIAL LEASE TERM.

(3)  REPRESENTS YEAR ACQUIRED.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)



The changes in total real estate for the three years ended December 31, 1998 are as follows:


                               1998        1997        1996
                             --------    --------    --------
Balance, beginning of year   $454,708    $358,361    $325,881
Acquisition of real estate     44,650      37,500        --
Improvements                   31,599      59,519      32,511
Dispositions and other         (1,710)       (672)        (31)
                             --------    --------    --------
Balance, end of year         $529,247    $454,708    $358,361
                             ========    ========    ========

The changes in accumulated depreciation for the three years ended December 31, 1998 are as follows:

                               1998       1997      1996
                              -------    -------   -------
Balance, beginning of year    $64,177     46,907   $31,458
Depreciation for the period    20,873     17,327    15,449
Dispositions and other           (365)       (57)     --
                              -------    -------   -------
Balance, end of year          $84,685    $64,177   $46,907
                              =======    =======   =======