Form 10-Q
period 1999-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1999-05-14
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to___________

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

       3200 NORTHLINE AVENUE, SUITE 360, GREENSBORO, NORTH CAROLINA 27408
                    (Address of principal executive offices)
                                   (Zip code)

                                 (336) 292-3010
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three months ended March 31, 1999 and 1998                                        3

           Balance Sheets
                As of March 31, 1999 and December 31, 1998                                                4

           Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998                                        5

           Notes to Financial Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       8



                                        PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                                16

Signatures                                                                                               16

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         1999               1998
-------------------------------------------------------------------------------------------------------------------

                                                                                              (Unaudited)
REVENUES
   Base rentals                                                                          $17,071           $15,655
   Percentage rentals                                                                        408               494
   Expense reimbursements                                                                  6,358             6,360
   Other income                                                                              326               297
-------------------------------------------------------------------------------------------------------------------
        Total revenues                                                                    24,163            22,806
-------------------------------------------------------------------------------------------------------------------
EXPENSES
   Property operating                                                                      6,889             6,652
   General and administrative                                                              1,674             1,699
   Interest                                                                                5,969             4,792
   Depreciation and amortization                                                           6,179             5,134
-------------------------------------------------------------------------------------------------------------------
        Total expenses                                                                    20,711            18,277
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
   AND EXTRAORDINARY ITEM                                                                  3,452             4,529
Gain on sale of real estate                                                                  ---               994
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                           3,452             5,523
Extraordinary item - Loss on early extinguishment of debt                                  (345)             (460)
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                 3,107             5,063
Less preferred unit distributions                                                          (479)             (468)
-------------------------------------------------------------------------------------------------------------------
Income available to partners                                                               2,628             4,595
Income allocated to the limited partner                                                    (730)           (1,280)
-------------------------------------------------------------------------------------------------------------------
Income available to the general partner                                                   $1,898            $3,315
===================================================================================================================

BASIC EARNINGS PER UNIT:
   Income before extraordinary item                                                         $.27              $.46
   Extraordinary item                                                                      (.03)             (.04)
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                               $.24              $.42
===================================================================================================================
DILUTED EARNINGS PER UNIT:
   Income before extraordinary item                                                         $.27             $ .46
   Extraordinary item                                                                      (.03)             (.04)
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                               $.24              $.42
===================================================================================================================
DISTRIBUTIONS PAID PER UNIT                                                                 $.60              $.55
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  BALANCE SHEETS
                                                  (In thousands)


                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        1999            1998
-------------------------------------------------------------------------------------------------------------------

                                                                                      (Unaudited)
ASSETS
   Rental property
        Land                                                                              $53,869          $53,869
        Buildings, improvements and fixtures                                              470,534          458,546
        Developments under construction                                                    13,347           16,832
-------------------------------------------------------------------------------------------------------------------
                                                                                          537,750          529,247
        Accumulated depreciation                                                         (90,468)         (84,685)
-------------------------------------------------------------------------------------------------------------------
             Rental property, net                                                         447,282          444,562
   Cash and cash equivalents                                                                  200            6,334
   Deferred charges, net                                                                    8,588            8,218
   Other assets                                                                            10,662           12,454
-------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                     $466,732         $471,568
===================================================================================================================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                                          $150,000         $150,000
        Mortgages payable                                                                  91,746           72,790
        Lines of credit                                                                    63,455           79,695
-------------------------------------------------------------------------------------------------------------------
                                                                                          305,201          302,485
   Construction trade payables                                                              6,468            9,224
   Accounts payable and accrued expenses                                                   10,296           10,496
===================================================================================================================
        TOTAL LIABILITIES                                                                 321,965          322,205
===================================================================================================================
Commitments
PARTNERS' EQUITY
   General partner                                                                        125,240          128,746
   Limited partner                                                                         19,527           20,617
===================================================================================================================
        TOTAL PARTNERS' EQUITY                                                            144,767          149,363
===================================================================================================================
             TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $466,732         $471,568
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)



                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        1999                 1998
--------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                            $3,107              $5,063
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       6,179               5,134
      Amortization of deferred financing costs                                              274                 258
      Loss on early extinguishment of debt                                                  345                 460
      Gain on sale of real of estate                                                        ---               (994)
      Straight-line base rent adjustment                                                  (150)                (84)
      Compensation under Unit Option Plan                                                   ---                  84
   Increase (decrease) due to changes in:
      Other assets                                                                        1,870                 592
      Accounts payable and accrued expenses                                               (200)             (1,991)
--------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                     11,425               8,522
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                                         ---            (17,000)
   Additions to rental properties                                                      (11,237)             (9,714)
   Additions to deferred lease costs                                                      (549)               (483)
   Net proceeds from sale of real estate                                                    ---               2,411
--------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                       (11,786)            (24,786)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Repurchase of partnership units                                                        (667)                 ---
   Cash distributions paid                                                              (7,036)             (6,437)
   Proceeds from mortgages payable                                                       66,500                 ---
   Repayments on mortgages payable                                                     (47,544)               (304)
   Proceeds from revolving lines of credit                                               26,110              35,765
   Repayments on revolving lines of credit                                             (42,350)            (11,100)
   Additions to deferred financing costs                                                  (786)               (134)
   Proceeds from exercise of unit options                                                   ---                  48
--------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (5,773)              17,838
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (6,134)               1,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,334               3,607
====================================================================================================================
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $200              $5,181
====================================================================================================================

Supplemental schedule of non-cash investing activities:
     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 1999 and 1998 amounted to $6,468 and $8,375, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

    The unaudited Financial Statements of Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), have been prepared pursuant to generally accepted accounting principles and should be read in conjunction with the Financial Statements and Notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

    The accompanying Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.  DEVELOPMENT OF RENTAL PROPERTIES

    During the first quarter of 1999, the Operating Partnership substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet. Additionally, approximately 143,000 square feet of expansions in five of the Operating Partnership's centers are currently under construction and are scheduled to open in the second half of 1999.

    Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.3 million at March 31, 1999. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

    Interest costs capitalized during the three months ended March 31, 1999 and 1998 amounted to $346,000 and $336,000, respectively.

3.  LONG-TERM DEBT

    On March 18, 1999, the Operating Partnership obtained a $66.5 million non-recourse 10 year loan with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinances a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the quarter and are reflected as an extraordinary item in the accompanying statements of operations.

    At March 31, 1999, the Operating Partnership had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $36.5 million was available for additional borrowings.

4.      STOCK REPURCHASES

        During the quarter, the Board of Directors of the general partner increased the amount authorized to repurchase the general partner's common shares from $5 million to $6 million. The Operating Partnership will fund the proceeds necessary for the general partner to purchase the common shares and will retire a number of units held by the general partner equivalent to the common shares purchased. During the quarter ended March 31, 1999, the Operating Partnership paid to the general partner approximately $667,000 for the repurchase and retirement of an additional 33,300 shares and corresponding partnership units, leaving a balance of $5.2 million authorized for future repurchases.

5.      EARNINGS PER UNIT

        The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (in thousands, except per unit amounts):


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       1999            1998
---------------------------------------------------------------------------------------------------------------
       NUMERATOR:

          Income before extraordinary item                                               $3,452        $5,523
          Less preferred unit distributions                                               (479)         (468)
---------------------------------------------------------------------------------------------------------------
          Income available to the general and limited partners -
               numerator for basic and diluted earnings per unit                         $2,973        $5,055
---------------------------------------------------------------------------------------------------------------
       DENOMINATOR:
          Basic weighted average partnership units                                       10,918        10,891
          Effect of outstanding unit options                                                ---           176
---------------------------------------------------------------------------------------------------------------
          Diluted weighted average partnership units                                     10,918        11,067
---------------------------------------------------------------------------------------------------------------
       Basic earnings per unit before extraordinary item                                   $.27          $.46
===============================================================================================================
       Diluted earnings per unit before extraordinary item                                 $.27          $.46
===============================================================================================================

        Options to purchase units which were excluded from the computation of diluted earnings per unit for the three months ended March 31, 1999 and 1998 because the exercise price was greater than the average market price of the general partner's common shares totaled 1,262,109 and 20,000, respectively. The assumed conversion of preferred units as of the beginning of the year would have been anti-dilutive.

        At March 31, 1999 and December 31, 1998, the ownership interests of the Operating Partnership consisted of the following:

                                                                                        1999          1998
        ------------------------------------------------------------------------------------------------------
        Preferred Units, held by the general partner                                     88,270        88,270
        ======================================================================================================
        Partnership Units:
           General partner                                                            7,864,306     7,897,606
           Limited partner                                                            3,033,305     3,033,305
        ------------------------------------------------------------------------------------------------------
              Total                                                                  10,897,611    10,930,911
        ======================================================================================================

6.         Subsequent Events

        On May 3, 1999, a tornado severely damaged the Operating Partnership's outlet center in Stroud, Oklahoma. There were no reported injuries at the center, but the extensive damage has made the center non-operational. At March 31, 1999, the Stroud center's total assets were less than 2% of the Operating Partnership's total assets and its revenues in 1998 were less than 3% of the Operating Partnership's total revenues in 1998. Based on the Operating Partnership's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Operating Partnership believes that the impact of this event will not have a material effect on the Operating Partnership's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the three months ended March 31, 1999 with the three months ended March 31, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenant's business may change if the economy changes, which might effect
    (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;

- the laws and regulations that apply to us could change (for instance, a change in the tax laws that apply to REITs could result in unfavorable tax treatment for us);

- capital availability (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

- our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

GENERAL OVERVIEW

At March 31, 1999, the Operating Partnership owned 31 centers in 23 states totaling 5.1 million square feet compared to 30 centers in 22 states totaling
4.7 million square feet at March 31, 1998. Since March 31, 1998, the Operating Partnership has acquired one center, expanded two centers and sold one center, increasing GLA by approximately 362,000 square feet.

During the first quarter of 1999, the Operating Partnership substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet. Additionally, approximately 143,000 square feet of expansions in five of the Operating Partnership's centers are currently under construction and are scheduled to open in the second half of 1999.

On May 3, 1999, a tornado severely damaged the Operating Partnership's outlet center in Stroud, Oklahoma. There were no reported injuries at the center, but the extensive damage has made the center non-operational. At March 31, 1999, the Stroud center's total assets were less than 2% of the Operating Partnership's total assets and its revenues in 1998 were less than 3% of the Operating Partnership's total revenues in 1998. Based on the Operating Partnership's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Operating Partnership believes that the impact of this event will not have a material effect on the Operating Partnership's financial condition, results of operations or cash flows.

A summary of the operating results for the three months ended March 31, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.


                                                                                               1999            1998
--------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                                             5,062           4,700
Weighted average GLA (000's) (1)                                                              5,039           4,499
Outlet centers in operation                                                                      31              30
New centers acquired                                                                              C               1
Centers sold                                                                                      C               1
Centers expanded                                                                                  1               C
States operated in at end of period                                                              23              22
Occupancy percentage at end of period                                                           94%             97%

  PER SQUARE FOOT
Revenues
  Base rentals                                                                                $3.39           $3.48
  Percentage rentals                                                                            .08             .11
  Expense reimbursements                                                                       1.26            1.41
  Other income                                                                                  .06             .07
--------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                             4.79            5.07
--------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                                           1.37            1.48
  General and administrative                                                                    .33             .38
  Interest                                                                                     1.18            1.07
  Depreciation and amortization                                                                1.23            1.14
--------------------------------------------------------------------------------------------------------------------
    Total expenses                                                                             4.11            4.07
--------------------------------------------------------------------------------------------------------------------
Income before gain on sale of real estate  and extraordinary item                              $.68           $1.00
====================================================================================================================

(1) GLA WEIGHTED BY MONTHS OF OPERATIONS. GLA IS NOT ADJUSTED FOR FLUCTUATIONS IN OCCUPANCY WHICH MAY OCCUR SUBSEQUENT TO THE ORIGINAL OPENING DATE.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

Base rentals increased $1.4 million, or 9%, in the 1999 period when compared to the same period in 1998 primarily as a result of a 12% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in March 1998 (173,000 square feet) and July 1998 (186,000 square feet) and expansions at three of the Operating Partnership's centers totaling approximately 125,642 square feet. Base rent per weighted average GLA decreased $.09 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first three months of 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $86,000, and on a weighted average GLA basis, decreased $.03 per square foot in the first three months of 1999 compared to the first three months of 1998. The decrease reflects lower sales for tenants whose lease years ended in the first quarter of 1999. For the three months ended March 31, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were even with that of the previous year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 three month period to 92% in the 1999 three month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Property operating expenses increased by $237,000, or 4%, in the 1999 period as compared to the 1998 period due to a higher average GLA in 1999 versus 1998. However, on a weighted average GLA basis, property operating expenses decreased $.11 per square foot from $1.48 to $1.37. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses decreased $25,000, or 1%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, decreased $.05 per square foot from $.38 in 1998 to $.33 in 1999 reflecting the absorption of the acquisitions and expansions in 1998 without corresponding increases in general and administrative expenses.

Interest expense increased $1.2 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and expansions. Depreciation and amortization per weighted average GLA increased from $1.14 per square foot in the 1998 period to $1.23 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on sale of real estate for the three months ended March 31, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary losses recognized in each three month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.4 million and $8.5 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash provided by operating activities is due primarily to an increase in receivables and a lesser decrease in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $11.8 million and $24.8 million during the first three months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisition of a factory outlet center in Dalton, Georgia in 1998. Likewise, net cash from financing activities amounted to $(5.8) million and $17.8 million during the first three months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first three months of 1999 compared to the same period in 1998 was an increase in distributions paid of $599,000 in 1999 and the funding to the general partner for the repurchase and retirement of some of the general partner's common shares and corresponding partnership units totaling $667,000 in 1999.

During the first quarter of 1999, the Operating Partnership substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet. Additionally, approximately 143,000 square feet of expansions in five of the Operating Partnership's centers is currently under construction and is scheduled to open in the second half of 1999. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.3 million at March 31, 1999. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Operating Partnership is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of five existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $36.5 million was available for additional borrowings at March 31, 1999. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Operating Partnership and its general partner, Tanger Factory Outlet Centers, Inc., could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Operating Partnership and the general partner may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1999.

On March 18, 1999, the Operating Partnership refinanced its 8.92% notes which had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinancing, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Operating Partnership extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

At March 31, 1999, approximately 70% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on March 31, 1999 was 7.9%.

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

On April 8, 1999, the Board of Directors of the general partner declared a $.605 cash distribution per unit payable on May 14, 1999 to each unitholder of record on April 30, 1999. The Board of Directors of the general partner also declared a cash distribution of $.5451 per preferred partnership unit payable on May 14, 1999 to each preferred unitholder of record on April 30, 1999. Both distributions represent a 1% increase from the quarterly distributions previously paid to holders of Operating Partnership units.

MARKET RISK

The Operating Partnership is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Operating Partnership does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Operating Partnership enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 1999, the Operating Partnership had an interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Operating Partnership receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 5.47%. These swaps effectively change the Operating Partnership's payment of interest on $20 million of variable rate debt to fixed rate debt for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At March 31, 1999, the Operating Partnership would have paid $42,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would increase the amount paid by approximately $501,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at March 31, 1999 was $282.5 million. A 1% increase from prevailing interest rates at March 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $6.1 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (ASFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Operating Partnership=s results of operations or its financial position.

FUNDS FROM OPERATIONS

Management believes that for a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered along with net income as presented in the unaudited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of real estate, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of funds from operations for the three months ended March 31, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):


                                                                                                     1999           1998
--------------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS:
  Income before gain on sale of real estate
     and extraordinary item                                                                         $3,452         $4,529
  Adjusted for depreciation and amortization uniquely
        significant to real estate                                                                   6,121          5,086
--------------------------------------------------------------------------------------------------------------------------
  Funds from operations                                                                             $9,573         $9,615
==========================================================================================================================

CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                                                          $11,425         $8,522
     Investing activities                                                                         (11,786)       (24,786)
     Financing activities                                                                          (5,773)         17,838
WEIGHTED AVERAGE UNITS OUTSTANDING  (1)                                                             11,713         11,881
==========================================================================================================================

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

Approximately 311,000 square feet of space is up for renewal during the remainder of 1999 and approximately 690,000 square feet will come up for renewal in 2000. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 409,000 square feet scheduled to expire in 1999 has already been renewed. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize A00" as the year 1900 rather than the year 2000. The Operating Partnership has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Operating Partnership - Information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY SYSTEMS. The Operating Partnership has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Operating Partnership=s assessment and testing of existing equipment and software revealed that certain older desktop personal computers, the network operating system and the DOS-based accounting system were not Y2K compliant. The non-compliant personal computers have since been replaced. The Operating Partnership is currently in the process of installing and testing current upgrades for the DOS-based accounting and the network operating systems which will make these systems compliant with Y2K and expects to complete this process by June 30, 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Operating Partnership has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Operating Partnership is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at its 31 outlet centers. Assessment and testing of these systems is expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced by mid-1999. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES. The Operating Partnership has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Operating Partnership has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Operating Partnership's readiness. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Operating Partnership is diligently working to substantially complete its third party assessment. The Operating Partnership has received responses to approximately 66% of the surveys sent to tenants, banks and key suppliers of which 99% have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Operating Partnership also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

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

CONTINGENCY PLANS. The Operating Partnership intends to deal with contingency planning during the first half of 1999 after the results of the above assessments are known. The Operating Partnership description of its Y2K compliance issues are based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Operating Partnership will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Operating Partnership or the major tenants or vendors with whom the Operating Partnership does business fail to address their major Y2K issues, the Operating Partnership=s operating results or financial position could be materially adversely affected.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              10.1 Promissory Notes by and between Tanger Properties Limited
                   Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000 incorporated herein by reference to Tanger Factory Outlet Centers, Inc. Quarterly report on form 10-Q for the period ended March 31, 1999.

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGER PROPERTIES LIMITED PARTNERSHIP

                               By: Tanger Factory Outlet Centers, Inc, its general partner


                               By:        /s/  FRANK C. MARCHISELLO, JR.
                                         -------------------------------
                                         Frank C. Marchisello, Jr.
                                         Vice President, Chief Financial Officer

DATE: May 13, 1999