Form 10-Q
period 1999-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1999-08-10
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     PAGE NUMBER
      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Statements of Operations
           For the three and six months ended June 30, 1999 and 1998     3

        Balance Sheets
           As of June 30, 1999 and December 31, 1998                     4

        Statements of Cash Flows
           For the six months ended June 30, 1999 and 1998               5

        Notes to Financial Statements                                    6

      Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8



                             Part II. Other Information

      Item 1.  Legal proceedings                                        18

      Item 6.  Exhibits and Reports on Form 8-K                         18

      Signatures                                                        18

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                            Three Months Ended,      Six Months Ended,
                                                 June 30                  June 30,
                                             1999       1998          1999        1998
---------------------------------------------------------------------------------------
                                               (unaudited)              (unaudited)
REVENUES
 Base rentals                             $ 17,092    $ 16,469    $ 34,163    $ 32,124
 Percentage rentals                            478         381         886         875
 Expense reimbursements                      6,851       7,125      13,209      13,485
 Other income                                  718         375       1,044         672
---------------------------------------------------------------------------------------
  Total revenues                            25,139      24,350      49,302      47,156
---------------------------------------------------------------------------------------
EXPENSES
 Property operating                          7,339       7,397      14,228      14,049
 General and administrative                  1,855       1,640       3,529       3,339
 Interest                                    6,042       5,433      12,011      10,225
 Depreciation and amortization               6,146       5,545      12,325      10,679
---------------------------------------------------------------------------------------
  Total expenses                            21,382      20,015      42,093      38,292
---------------------------------------------------------------------------------------
Income before gain on sale of real estate
 and extraordinary item                      3,757       4,335       7,209       8,864
Gain on sale of real estate                   --          --          --           994
---------------------------------------------------------------------------------------
Income before extraordinary item             3,757       4,335       7,209       9,858
Extraordinary item - Loss on early
estinguishment of debt                        --          --          (345)       (460)
---------------------------------------------------------------------------------------
Net income                                   3,757       4,335       6,864       9,398
Less preferred unit distributions             (481)       (484)       (960)       (952)
---------------------------------------------------------------------------------------
Income available to partners                 3,276       3,851       5,904       8,446
Income allocated to the limited partner       (913)     (1,070)     (1,643)     (2,350)
---------------------------------------------------------------------------------------
Income available to the general partner   $  2,363    $  2,781    $  4,261    $  6,096
---------------------------------------------------------------------------------------

Basic earnings per unit:
 Income before extraordinary item         $    .30    $    .35    $    .57    $    .82
 Extraordinary item                           --          --          (.03)       (.05)
---------------------------------------------------------------------------------------
 Net income                               $    .30    $    .35    $    .54    $    .77
---------------------------------------------------------------------------------------

Diluted earnings unit:
 Income before extraordinary item         $    .30    $    .35    $    .57    $    .80
 Extraordinary item                           --          --          (.03)       (.04)
---------------------------------------------------------------------------------------
 Net income                               $    .30    $    .35    $    .54    $    .76
---------------------------------------------------------------------------------------
Dividends paid per unit                   $    .61    $    .60    $   1.21    $   1.15
---------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)

                                                                June 30,     December 31,
                                                                 1999           1998
-------------------------------------------------------------------------------------
                                                              (unaudited)
ASSETS
 Rental property
  Land                                                         $  53,869    $  53,869
  Buildings, improvements and fixtures                           476,456      458,546
  Developments under construction                                 15,036       16,832
-------------------------------------------------------------------------------------
                                                                 545,361      529,247
  Accumulated depreciation                                       (96,203)     (84,685)
-------------------------------------------------------------------------------------
  Rental property, net                                           449,158      444,562
Cash and cash equivalents                                            200        6,334
Deferred charges, net                                              8,810        8,218
Other assets                                                      11,942       12,454
-------------------------------------------------------------------------------------
  Total assets                                                 $ 470,110    $ 471,568
-------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilites
 Long-term debt
 Senior, unsecured notes                                       $ 150,000    $ 150,000
 Mortgages payable                                                91,461       72,790
 Lines of credit                                                  67,298       79,695
-------------------------------------------------------------------------------------
                                                                 308,759      302,485
Construction trade payables                                        6,459        9,224
Accounts payable and accrued expenses                             13,712       10,496
-------------------------------------------------------------------------------------
 Total liabilities                                               328,930      322,205
-------------------------------------------------------------------------------------
Commitments
Partners' equity
 General partner                                                 122,575      128,746
 Limited partner                                                  18,605       20,617
-------------------------------------------------------------------------------------
  Total partners' equity                                         141,180      149,363
-------------------------------------------------------------------------------------
   Total liabilities and partners' equity                      $ 470,110    $ 471,568
-------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                           1999          1998
--------------------------------------------------------------------------------
                                                              (Unaudited)
OPERATING ACTIVITIES
 Net income                                              $  6,864    $  9,398
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                            12,325      10,679
  Amortization of deferred financing costs                    519         542
  Loss on early extinguishment of debt                        345         460
  Gain on sale of real estate                                --          (994)
  Straight-line base rent adjustment                         (194)       (470)
  Compensation under Unit Option Plan                        --           168
Increase (decrease) due to changes in:
  Other assets                                              1,988      (1,160)
  Accounts payable and accrued expenses                     2,716      (1,978)
--------------------------------------------------------------------------------
    Net cash provided by operating activites               24,563      16,645
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Acquisition of rental properties                            --       (17,000)
 Additions to rental properties                           (18,853)    (16,298)
 Additions to deferred lease costs                         (1,253)     (1,313)
 Net proceeds from sale of real estate                       --         2,411
 Advances to officer                                       (1,418)       --
 Insurance proceeds from casualty losses                      500        --
--------------------------------------------------------------------------------
    Net cash used in investing activities                 (21,024)    (32,200)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Repurchase of partnership units                             (958)       --
 Cash distributions paid                                  (14,101)    (13,461)
 Proceeds from mortgages payable                           66,500        --
 Repayments on mortgages payable                          (47,829)       (616)
 Proceeds from revolving lines of credit                   46,303      56,190
 Repayments on revolving lines of credit                  (58,700)    (27,790)
 Additions to deferred financing costs                       (900)       (257)
 Proceeds from exercise of unit options                        12         754
--------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities    (9,673)     14,820
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (6,134)       (735)
Cash and cash equivalents, beginning of period              6,334       3,607
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $    200    $  2,872
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:
     The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1999 and 1998 amounted to $6,459 and $6,924, respectively.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)
1. INTERIM FINANCIAL STATEMENTS

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

2. RENTAL PROPERTIES

   During the first six months of 1999, the Operating Partnership completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Operating Partnership's centers are currently under construction and are scheduled to open in the second half of 1999.

   On May 3, 1999, a tornado destroyed the Operating Partnership's outlet center in Stroud, Oklahoma, making the center non-operational. The Stroud center's total assets are less than 2% of the Operating Partnership's total assets and its revenues are less than 3% of the Operating Partnership's total revenues. The Operating Partnership is currently in the process of filing claims with its insurance carrier. Based on the Operating Partnership's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Operating Partnership believes that the impact of this event will not have a material effect on the Operating Partnership's financial condition, results of operations or cash flows. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. A portion of these proceeds has been recognized as Other Income for the second quarter.

   Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $4.3 million at June 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

   Interest costs capitalized during the three months ended June 30, 1999 and 1998 amounted to $264,000 and $63,000, respectively, and during the six months ended June 30, 1999 and 1998 amounted to $610,000 and $399,000, respectively.

3. OTHER ASSETS

   Other assets include a note receivable totaling $1.4 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the Operating Partnership's general partner. During the second quarter, Mr. Tanger and the Operating Partnership entered into a demand note agreement whereby he may borrow up to $2 million through various advances from the Operating Partnership for an investment in a separate E-commerce business. The note bears interest at a rate of 8% per annum and is secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.


4. LONG-TERM DEBT

   On March 18, 1999, the Operating Partnership obtained a $66.5 million non-recourse loan due April 1, 2009 with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinances a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the first quarter and are reflected as an extraordinary item in the accompanying statements of operations.

   The Operating Partnership has revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $32.7 million was available for additional borrowings at June 30, 1999. During the first six months of 1999, the Operating Partnership has extended the maturities of all of its lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

   In June 1999, the Operating Partnership terminated its interest rate swap agreement with a notional amount of $20 million and, based on its fair value at that time, received cash proceeds of $146,000. The agreement was scheduled to expire in October 2001. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term.

5.    STOCK REPURCHASES

   The Board of Directors of the general partner has authorized the repurchase of up to $6.0 million of its outstanding common shares. The Operating Partnership will fund the proceeds necessary for the general partner to purchase the common shares and will retire a number of partnership units held by the general partner equivalent to the number of common shares purchased. During the six months ended June 30, 1999, the Operating Partnership funded approximately $958,000 for the repurchase and retirement of an additional 48,300 shares, leaving a balance of $4.8 million authorized for future repurchases.

6.    EARNINGS PER UNIT

   The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                    Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                    1999          1998       1999        1998
-----------------------------------------------------------------------------------------------
Numerator:
     Income before extraodinary item              $  3,757    $  4,335    $  7,209    $  9,858
     Less preferred unit distributions                (481)       (484)       (960)       (952)
-----------------------------------------------------------------------------------------------
     Income available to the general and
     limited partners-numerator for basic and
     diluted earnings per unit                       3,276       3,851       6,249       8,906
-----------------------------------------------------------------------------------------------
Denominator:
     Basic weighted average partnership units       10,883      10,917      10,901      10,904
     Effect of outstanding unit options                 69         189           2         183
-----------------------------------------------------------------------------------------------
     Diluted weighted average partnership units     10,952      11,106      10,903      11,087
-----------------------------------------------------------------------------------------------
Basic earning per unit before extraordinary
item                                              $    .30    $    .35    $    .57    $    .82
-----------------------------------------------------------------------------------------------
Diluted earnings per unit before extraordinary
item                                              $    .30    $    .35    $    .57    $    .80
-----------------------------------------------------------------------------------------------

   Options to purchase units which were excluded from the computation of diluted earnings per unit because the exercise price was greater than the average market price of the general partner's common shares totaled 379,000 and 6,000 for the three months ended June 30, 1999 and 1998, respectively, and 1,068,000 and 129,000 for the six months ended June 30, 1999 and 1998, respectively. The assumed conversion of preferred units as of the beginning of the year would have been anti-dilutive.

   At June 30, 1999 and December 31, 1998, the ownership interests of the Operating Partnership consisted of the following:

                                             June 30,      December 31,
                                                1999              1998
-----------------------------------------------------------------------
Preferred units, held by the general partner  88,220            88,270
-----------------------------------------------------------------------
Partnership units:
General partner                            7,850,256         7,897,606
Limited partner                            3,033,305         3,033,305
-----------------------------------------------------------------------
Total                                     10,883,561        10,930,911
-----------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the three and six months ended June 30, 1999 with the three and six months ended June 30, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenants' business may change if the economy changes, which might effect
   (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;

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

General Overview

At June 30, 1999, the Operating Partnership owned 31 centers in 23 states totaling 5.1 million square feet of GLA compared to 30 centers in 22 states totaling 4.7 million square feet of GLA at June 30, 1998. GLA has increased 381,000 square feet as the Operating Partnership has acquired one center and expanded three centers since June 30, 1998.

During the first six months of 1999, the Operating Partnership completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Operating Partnership's centers are currently under construction and are scheduled to open in the second half of 1999.

On May 3, 1999, a tornado destroyed the Operating Partnership's outlet center in Stroud, Oklahoma, making the center non-operational. The Stroud center's total assets are less than 2% of the Operating Partnership's total assets and its revenues are less than 3% of the Operating Partnership's total revenues. The Operating Partnership is currently in the process of filing claims with its insurance carrier. Based on the Operating Partnership's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Operating Partnership believes that the impact of this event will not have a material effect on the Operating Partnership's financial condition, results of operations or cash flows. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. A portion of these proceeds has been recognized as Other Income for the second quarter.

A summary of the operating results for the three and six months ended June 30, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                   Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                  1999           1998           1999           1998
----------------------------------------------------------------------------------------------------
GLA open at end of period (000's)(2)              5,115          4,734          5,115          4,734
Weighted average GLA (000's)(1)                   4,963          4,729          5,000          4,615
Outlet centers in operation (2)                   31             30             31             30
New centers acquired                              ---            ---            ---            1
Centers sold                                      ---            ---            ---            1
Centers expanded                                  1              ---            2              ---
States operated in at end of period (2)           23             22             23             22
Occupancy percentage at end of period             95             97             95             97

Per square foot
---------------
Revenues
Base rentals                                     $3.44          $3.48          $6.83          $6.96
Percentage rentals                                 .10            .08            .18            .19
Expense reimbursements                            1.38           1.51           2.64           2.92
Other income                                       .14            .08            .21            .15
----------------------------------------------------------------------------------------------------
Total revenues                                    5.06           5.15           9.86           10.22
----------------------------------------------------------------------------------------------------
Expenses
Property operating                                1.48           1.56           2.85           3.04
General and administrative                         .37            .35            .71            .72
Interest                                          1.22           1.15           2.40           2.22
Depreciation and amortization                     1.24           1.17           2.46           2.31
----------------------------------------------------------------------------------------------------
Total expenses                                    4.31           4.23           8.42           8.29
----------------------------------------------------------------------------------------------------
Income before gain on sale of real estate
and extraordinary item                            $.75           $.92          $1.44          $1.93
----------------------------------------------------------------------------------------------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.
(2) Currently includes the center in Stroud, Oklahoma which was destroyed by a tornado on May 3, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

Base rentals increased $623,000, or 4%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the acquisition and expansions as mentioned in the Overview, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.04 per foot due to the portfolio of properties having a lower overall average occupancy rate in the three months ended June 30, 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $97,000, and on a weighted average GLA basis, increased $.02 per square foot in the 1999 period compared to the same period in 1998. The increase reflects higher sales for certain tenants who normally achieve sales over their breakpoints in the second quarter as well as some sales for certain other tenants shifting more to second quarter from first quarter.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 three month period to 93% in the 1999 three month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $343,000 in the 1999 period as compared to the 1998 period. The increase is primarily due to the recognition of a portion of the business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses decreased by $58,000, or 1%, in the 1999 period as compared to the 1998 period. However, on a weighted average GLA basis, property operating expenses decreased $.08 per square foot from $1.56 to $1.48. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $215,000, or 13%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, increased $.02 per square foot from $.35 in 1998 to $.37 in 1999. The increase in general and administrative expenses is primarily due to rental and related expenses for the new corporate office space to which the Operating Partnership relocated its corporate headquarters in April 1999.

Interest expense increased $609,000 during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. Depreciation and amortization per weighted average GLA increased from $1.17 per square foot in the 1998 period to $1.24 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

Base rentals increased $2.0 million, or 6%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the acquisition and expansions as mentioned in the Overview, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.13 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first six months of 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased slightly by $11,000, and on a weighted average GLA basis, decreased $.01 per square foot in the 1999 period compared to the same period in 1998. For the six months ended June 30, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were approximately even with that of the previous year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 six month period to 93% in the 1999 six month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $372,000 in the 1999 period as compared to the 1998 period. The increase is primarily due to the recognition of a portion of the business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses increased by $179,000, or 1%, in the 1999 period as compared to the 1998. However, on a weighted average GLA basis, property operating expenses decreased $.19 per square foot from $3.04 to $2.85. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $190,000, or 6%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, decreased $.01 per square foot from $.72 in 1998 to $.71 in 1999. The decrease in general and administrative expenses per square foot reflects the absorption of the 1998 acquisitions and the 1998 and 1999 expansions without corresponding increases in general and administrative expenses offset by rental and related expenses for the new corporate office space to which the Operating Partnership relocated its corporate headquarters in April 1999.

Interest expense increased $1.8 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. Depreciation and amortization per weighted average GLA increased from $2.31 per square foot in the 1998 period to $2.46 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on sale of real estate for the six months ended June 30, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary losses recognized in each six month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24.6 million and $16.6 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities is due primarily to a decrease in receivables and an increase in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $21.0 million and $32.2 million during the first six months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisition of a factory outlet center in Dalton, Georgia in 1998. Likewise, net cash from financing activities amounted to $(9.7) and $14.8 million during the first six months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first six months of 1999 compared to the same period in 1998 was an increase in distributions paid of $640,000 and the funding to the general partner for the repurchase and retirement of some of the general partner's common shares and corresponding partnership units totaling $958,000 in 1999.

During the first six months of 1999, the Operating Partnership completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Operating Partnership's centers are currently under construction and are scheduled to open in the second half of 1999. Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $4.3 million at June 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Operating Partnership is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Operating Partnership regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

Other assets include a receivable totaling $1.4 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the Operating Partnership's general partner. During the second quarter, Mr. Tanger and the Operating Partnership entered into a demand note agreement whereby he may borrow up to $2 million through various advances from the Operating Partnership for an investment in a separate E-commerce business. The note bears interest at a rate of 8% per annum and is secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $32.7 million was available for additional borrowings at June 30, 1999. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Operating Partnership and its general partner, Tanger Factory Outlet Centers, Inc., could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Operating Partnership and the general partner may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1999.

On March 18, 1999, the Operating Partnership refinanced its 8.92% notes which had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinancing, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Operating Partnership has extended the maturities of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

At June 30, 1999, approximately 70% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on June 30, 1999 was 7.9%.

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

On July 8, 1999, the Board of Directors of the general partner declared a $.605 cash distribution per unit payable on August 16, 1999 to each unitholder of record on July 30, 1999. The Board of Directors of the general partner also declared a cash distribution of $.5451 per preferred partnership unit payable on August 16, 1999 to each preferred unitholder of record on July 30, 1999.


MARKET RISK

The Operating Partnership is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Operating Partnership does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Operating Partnership enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In June 1999, the Operating Partnership terminated its only interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Operating Partnership received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 5.47%. Upon termination of the agreement, the Operating Partnership received $146,000 in cash proceeds. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at June 30, 1999 was $308.6 million. A 1% increase from prevailing interest rates at June 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.7 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.


NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for the first quarter of fiscal 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.


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

Below is a calculation of funds from operations for the three and six months ended June 30, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):

                                               Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                                1999        1998        1999       1998
-----------------------------------------------------------------------------------------
Funds from Operations:
Income before gain on sale of real estate
 and extraordinary item                     $  3,757    $  4,335    $  7,209   $  8,864
Adjusted for depreciation and
amortization uniquely significant
to real estate                                 6,093       5,503      12,214     10,589
-----------------------------------------------------------------------------------------
Funds from operations                       $  9,850    $  9,838    $ 19,423   $ 19,453
-----------------------------------------------------------------------------------------
Weighted average units outstanding (1)        11,747      11,912      11,698     11,897
-----------------------------------------------------------------------------------------
Cash flows provided by (used in):
Operating activities                                                $ 24,563   $ 16,645
Investing activities                                                 (21,024)   (32,200)
Financing activities                                                  (9,673)    14,820
____________________

(1)Assumes the preferred partnership units and unit options are converted to general partnership units

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

As of June 30, 1999, the Operating Partnership has renewed approximately 508,000 square feet, or 70% of the square feet scheduled to expire in 1999. Approximately 633,000 square feet will come up for renewal in 2000. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Operating Partnership has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Operating Partnership information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY SYSTEMS. The Operating Partnership has focused its efforts on the high-risk areas of the computer hardware and operating systems and software applications at the corporate office. The Operating Partnership's assessment and testing of existing equipment and software revealed that certain older desktop personal computers, the network operating system and the DOS-based accounting system were not Y2K compliant The Operating Partnership has replaced all critical non-compliant equipment and also has installed current upgrades for the DOS-based accounting software and the network operating systems which has made these systems compliant with Y2K.

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Operating Partnership has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Operating Partnership has also identified date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at each of its outlet centers. The Operating Partnership has replaced, or will have replaced by the end of 1999, all critical non-compliant systems. Based on our current assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES. The Operating Partnership has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The Operating Partnership has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Operating Partnership's readiness. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Operating Partnership is diligently working to substantially complete its third party assessment. The Operating Partnership has received responses to approximately 69% of the surveys sent to tenants, banks and key suppliers and intends to contact the remaining companies for a response. 99% of the companies who responded have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Operating Partnership also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS. The accounting software and network operating system upgrades were executed under existing maintenance and support agreements with software vendors, and thus the Operating Partnership did not incur incremental costs to bring those systems in compliance. Approximately $220,000 has been spent to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The total cost of Y2K compliance activities, expected to be less than $400,000, has not been, and is not expected to be material to the operating results or financial position of the Operating Partnership.

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

CONTINGENCY PLANS. Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. The Operating Partnership has not yet adopted a formal Y2K contingency plan to date, but continues to explore and research alternate systems or uses which may be necessary in the event that a critical third party is not Y2K compliant by December 31, 1999.

The Operating Partnership description of its Y2K compliance issues are based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Operating Partnership will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Operating Partnership or the major tenants or vendors with whom the Operating Partnership does business fail to address their major Y2K issues, the Operating Partnership's operating results or financial position could be materially adversely affected. The most likely worst case scenario would be that certain tenants would not be able to pay their rent and that certain accounting functions would have to be processed manually.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the general partner nor the Operating Partnership is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the general parter or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1Promissory Notes by and between Tanger Properties Limited
             Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000 incorporated herein by reference to the exhibits to the Quarterly Report of Form 10-Q for Tanger Factory Outlet Centers, Inc. for the period ended March 31, 1999.

    (b)  Reports on Form 8-K

         None


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TANGER PROPERTIES LIMITED PARTNERSHIP

                                   By:    Tanger Factory Outlet Centers,Inc.,
                                          its general partner


                                   By:     /s/  FRANK C. MARCHISELLO, JR.
                                          --------------------------------
                                          Frank C. Marchisello, Jr.
                                          Senior Vice President, Chief
                                          Financial Officer


DATE: August 10, 1999