Form 10-Q
period 1999-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 1999-11-12
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to________

                              Commission File Nos.:

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

        3200 Northline Avenue, Suite 360, Greensboro,North Carolina 27408
                    (Address of principal executive offices)
                                   (Zip code)

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                    Page Number

Item 1.  Financial Statements (Unaudited)

  Statements of Operations
    For the three and nine months ended September 30, 1999 and 1998       3

  Balance Sheets
    As of September 30, 1999 and December 31, 1998                        4

  Statements of Cash Flows
    For the nine months ended September 30, 1999 and 1998                 5

  Notes to Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   8

                           Part II. Other Information

Item 1.  Legal proceedings                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               18



                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  STATEMENTS OF OPERATIONS
                                            (In thousands, except per unit data)
                                                                         Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                           1999        1998             1999        1998
-------------------------------------------------------------------------------------------------------------------------
                                                                      (unaudited)                  (unaudited)
REVENUES
  Base rentals                                                          $17,151     $16,771          $51,314     $48,895
  Percentage rentals                                                        888         803            1,774       1,678
  Expense reimbursements                                                  7,107       6,957           20,316      20,442
  Other income                                                            1,759         536            2,803       1,208
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                    26,905      25,067           76,207      72,223
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                      7,993       7,981           22,221      22,030
  General and administrative                                              1,880       1,627            5,409       4,966
  Interest                                                                5,957       5,840           17,968      16,065
  Depreciation and amortization                                           6,200       5,728           18,525      16,407
-------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                    22,030      21,176           64,123      59,468
-------------------------------------------------------------------------------------------------------------------------
Income before gain on disoposal or sale of real estate
   and extraordinary item                                                 4,875       3,891           12,084      12,755
Gain on disposal or sale of real estate                                   1,313         ---            1,313         994
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                          6,188       3,891           13,397      13,749
Extraordinary item - Loss on early estinguishment of debt                   ---         ---             (345)       (460)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                6,188       3,891           13,052      13,289
Less preferred unit distributions                                          (481)       (481)          (1,441)     (1,433)
-------------------------------------------------------------------------------------------------------------------------
Income available to partners                                              5,707       3,410           11,611      11,856
Income allocated to the limited partner                                  (1,591)       (946)          (3,234)     (3,296)
-------------------------------------------------------------------------------------------------------------------------
Income available to the general partner                                  $4,116      $2,464           $8,377      $8,560
=========================================================================================================================

Basic earnings per unit:
  Income before extraordinary item                                         $.52        $.31            $1.10       $1.13
  Extraordinary item                                                        ---         ---             (.03)       (.04)
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                               $.52        $.31            $1.07       $1.09
=========================================================================================================================

Diluted earnings unit:
  Income before extraordinary item                                         $.52        $.31            $1.10       $1.11
  Extraordinary item                                                        ---         ---             (.03)       (.05)
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                               $.52        $.31            $1.07       $1.06
=========================================================================================================================

Dividends paid per unit                                                    $.61        $.60            $1.81       $1.75
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.







                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                       BALANCE SHEETS
                                                       (In thousands)

                                                                                                   September 30,      December 31,
                                                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (unaudited)
ASSETS
  Rental property
    Land                                                                                                $53,632         $53,869
    Buildings, improvements and fixtures                                                                473,207         458,546
    Developments under construction                                                                      16,655          16,832
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        543,494         529,247
    Accumulated depreciation                                                                            (98,745)        (84,685)
--------------------------------------------------------------------------------------------------------------------------------
    Rental property, net                                                                                444,749         444,562
  Cash and cash equivalents                                                                                 198           6,334
  Deferred charges, net                                                                                   8,733           8,218
  Other assets                                                                                           13,831          12,454
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                    $467,511        $471,568
================================================================================================================================

LIABILITIES AND PARTNERS' EQUITY
Liabilites
  Long-term debt
    Senior, unsecured notes                                                                            $150,000        $150,000
    Mortgages payable                                                                                    91,098          72,790
    Lines of credit                                                                                      65,493          79,695
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        306,591         302,485
  Construction trade payables                                                                             6,692           9,224
  Accounts payable and accrued expenses                                                                  13,923          10,496
--------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                                327,206         322,205
--------------------------------------------------------------------------------------------------------------------------------
Commitments
Partners' equity
  General partner                                                                                       121,944         128,746
  Limited partner                                                                                        18,361          20,617
--------------------------------------------------------------------------------------------------------------------------------
       Total partners' equity                                                                           140,305         149,363
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and partners' equity                                                        $467,511        $471,568
================================================================================================================================

The accompanying notes are an integral part of these financial statements.






                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                    1999             1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                                     $13,052          $13,289
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                18,525           16,407
     Amortization of deferred financing costs                                                        758              810
     Loss on early extinguishment of debt                                                            345              460
     Gain on disposal or sale of real estate                                                      (1,313)            (994)
     Gain on sale of outparcels of land                                                             (687)
     Straight-line base rent adjustment                                                             (211)            (573)
     Compensation under Unit Option Plan                                                             ---              177
     Increase (decrease) due to changes in:
       Other assets                                                                                  (95)             931
       Accounts payable and accrued expenses                                                       3,427             (605)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activites                                                 33,801           29,902
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                                   ---          (44,650)
  Additions to rental properties                                                                 (26,613)         (26,267)
  Additions to deferred lease costs                                                               (1,709)          (1,891)
  Net proceeds from sale of real estate                                                            1,987            2,561
  Advances to officer                                                                             (2,436)             ---
  Insurance proceeds from casualty losses                                                          7,853              ---
--------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                   (20,918)         (70,247)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repurchase of partnership units                                                                   (958)             ---
  Cash distributions paid                                                                        (21,164)         (20,502)
  Proceeds from mortgages payable                                                                 66,500              ---
  Repayments on mortgages payable                                                                (48,192)            (934)
  Proceeds from revolving lines of credit                                                         74,448          112,945
  Repayments on revolving lines of credit                                                        (88,650)         (52,615)
  Additions to deferred financing costs                                                           (1,015)            (264)
  Proceeds from exercise of unit options                                                              12              762
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                     (19,019)          39,392
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (6,136)            (953)
Cash and cash equivalents, beginning of period                                                     6,334            3,607
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                            $198           $2,654
==========================================================================================================================

Supplemental schedule of non-cash investing activities:
   The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of September 30, 1999 and 1998 amounted to $6,692 and $8,649, respectively.

The accompanying notes are an integral part of these financial statements.


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

2.   Rental Properties

     During the first nine months of 1999, the Operating Partnership opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Operating Partnership's centers are currently under construction and are scheduled to begin opening by the end of 1999.

     On September 14, 1999, the Operating Partnership announced that it had signed definitive agreements to acquire a total of 27 acres of land from Bass Pro Outdoor World, L.P., known as "Sportsman's Park", located on I-95 near Fort Lauderdale, Florida. The Operating Partnership expects to complete the purchase of the initial 15 acre parcel of the development project, which includes an existing 165,000 square foot Bass Pro Shops Outdoor World store, by the end of the year. Bass Pro Outdoor World, L.P. will in turn enter into a long term lease with the Operating Partnership for the existing store.

     On May 3, 1999, a tornado destroyed the Operating Partnership's outlet center in Stroud, Oklahoma, rendering the center non-operational. The Operating Partnership has filed claims with its insurance carrier for both replacement cost and business interruption losses applicable to this property and is currently in the process of negotiating a final settlement. The Operating Partnership has received $7.9 million in insurance proceeds for the replacement of the property as of September 30, 1999. As a result, the Operating Partnership removed the costs and related accumulated depreciation and amortization of the portion of the Stroud assets destroyed by the tornado during the third quarter, recognizing a gain on disposal of $1.3 million. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. Proceeds totaling $523,000 have been recognized as Other Income for the second and third quarters.

     Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $5.4 million at September 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

     Interest costs capitalized during the three months ended September 30, 1999 and 1998 amounted to $293,000 and $113,000, respectively, and during the nine months ended September 30, 1999 and 1998 amounted to $903,000 and $512,000, respectively.

3.   Other Assets

     Other assets include notes receivable totaling $2.4 million from Stanley K. Tanger, Chairman of the Board and Chief Executive Officer of the Operating Partnership's general partner. Mr. Tanger and the Operating Partnership have entered into demand note agreements whereby he may borrow up to $3 million through various advances from the Operating Partnership for an investment in a separate E-commerce outlet retail business venture. The notes bear interest at a rate of 8% per annum and are secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

     For the three and nine months ended September 30, 1999, Other Income includes $687,000 in gains on sales of outparcels of land.

4.   Long-Term Debt

     On March 18, 1999, the Operating Partnership obtained a $66.5 million non-recourse loan due April 1, 2009 with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinanced a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the first quarter and are reflected as an extraordinary item, net of minority interest, in the accompanying statements of operations.

     The Operating Partnership has revolving unsecured lines of credit with a borrowing capacity of $100 million, of which $34.5 million was available for additional borrowings at September 30, 1999. During the first nine months of 1999, the Operating Partnership extended the maturities of all of its lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

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

     At September 30, 1999 and December 31, 1998, the ownership interests of the Operating Partnership consisted of the following:

                                                                                             September 30,     Decemer 31,
                                                                                                  1999             1998
---------------------------------------------------------------------------------------------------------------------------
Preferred units, held by the general partner                                                       88,220           88,270
===========================================================================================================================
Partnership units:
  General partner                                                                               7,850,256        7,897,606
  Limited partner                                                                               3,033,305        3,033,305
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                                      10,883,561       10,930,911
===========================================================================================================================

5.   Partners' Equity

     In 1998, the Board of Directors of the general partner authorized the repurchase of up to $6 million of its outstanding common shares. Proceeds required to repurchase these common shares are funded by the Operating Partnership in exchange for an equivalent number of partnership units in the Operating Partnership held by the general partner. During the nine months ended September 30, 1999, the general partner repurchased and retired an additional 48,300 shares at an average price $19.83 per share for approximately $958,000, leaving a balance of $4.8 million authorized for future repurchases.

6.   Earnings Per Unit

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                                        Three Months Ended              Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         1999         1998             1999          1998
--------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                     $6,188       $3,891          $13,397       $13,749
  Less preferred unit distributions                                      (481)        (481)          (1,441)       (1,433)
--------------------------------------------------------------------------------------------------------------------------
  Income available to the general and limited partners-
    numerator for basic and diluted earnings per unit                   5,707        3,410           11,956        12,316
--------------------------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average partnership units                             10,883       10,934           10,895        10,914
  Effect of outstanding unit options                                       68          116               21           160
--------------------------------------------------------------------------------------------------------------------------
  Diluted weighted average partnership units                           10,951       11,050           10,916        11,074
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per unit before extraordinary item                        $.52         $.31            $1.10         $1.13
==========================================================================================================================
Diluted earnings per unit before extaordinary item                       $.52         $.31            $1.10         $1.11
==========================================================================================================================

    Options to purchase units which were excluded from the computation of diluted earnings per unit because the exercise price was greater than the average market price of the units, which is assumed to be equivalent to the price of the common shares of the general partner, totaled 341,000 and 248,000 for the three months ended September 30, 1999 and 1998, respectively, and 652,000 and 246,000 for the nine months ended September 30, 1999 and 1998, respectively. The assumed conversion of preferred units to general partnership units as of the beginning of the year would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the three and nine months ended September 30, 1999 with the three and nine months ended September 30, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenants' business may change if the economy changes, which might effect (1) the amount of rent they pay us, (2) their ability to pay rent to us, (3) their demand for new space, or (4) our ability to renew or re-lease a significant amount of available space on favorable terms);

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

General Overview

At September 30, 1999, the Operating Partnership owned 30 centers in 22 states totaling 4,946,000 square feet of GLA compared to 31 centers in 23 states totaling 4,954,000 square feet of GLA at September 30, 1998. GLA has decreased a net amount of 8,000 square feet since September 30, 1998, comprised of an increase of 190,000 square feet due to expansions in four of the Operating Partnership's centers and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma.

During the first nine months of 1999, the Operating Partnership opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Operating Partnership's centers are currently under construction and are scheduled to begin opening by the end of 1999.

On May 3, 1999, a tornado destroyed the Operating Partnership's outlet center in Stroud, Oklahoma, rendering the center non-operational. The Operating Partnership has filed claims with its insurance carrier for both replacement cost and business interruption losses applicable to this property and is currently in the process of negotiating a settlement. The Operating Partnership has received $7.9 million in insurance proceeds for the replacement of the property as of September 30, 1999. As a result, the Operating Partnership removed the costs and related accumulated depreciation and amortization of the portion of the Stroud assets destroyed by the tornado during the third quarter, recognizing a gain on disposal of $1.3 million. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. Proceeds totaling $523,000 have been recognized as Other Income for the second and third quarters.

A summary of the operating results for the three and nine months ended September 30, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.


                                                                          Three Months Ended                   Nine Months Ended
                                                                              September 30,                      September 30,
                                                                           1999          1998                1999            1998
----------------------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                         4,946         4,954               4,946           4,954
Weighted average GLA (000's) (1)                                          4,939         4,869               4,976           4,700
Outlet centers in operation                                                  30            31                  30              31
New centers acquired                                                        ---             1                 ---               2
Centers disposed of or sold                                                   1           ---                   1               1
Centers expanded                                                              2             1                   4               1
States operated in at end of period                                          22            23                  22              23
Occupancy percentage at end of period                                        95            95                  95              95

Per square foot
Revenues
  Base rentals                                                            $3.47         $3.44              $10.31          $10.40
  Percentage rentals                                                        .18           .16                 .36             .36
  Expense reimbursements                                                   1.44          1.43                4.08            4.35
  Other income                                                              .36           .11                 .56             .26
----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                         5.45          5.14               15.31           15.37
----------------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                       1.62          1.64                4.47            4.69
  General and administrative                                                .38           .33                1.09            1.06
  Interest                                                                 1.21          1.20                3.61            3.42
  Depreciation and amortization                                            1.26          1.18                3.72            3.49
----------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                         4.47          4.35               12.89           12.66
----------------------------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate
  and extraordinary item                                                   $.98          $.79               $2.42           $2.71
==================================================================================================================================

(1) GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Base rentals increased $380,000, or 2%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full three months of rent in 1999 from a center acquired on July 31, 1998 and due to the expansions as mentioned in the Overview above, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA increased $.03 per foot in the three months ended September 30, 1999 compared to the same period in 1998 due to the loss of the Stroud center which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $85,000, and on a weighted average GLA basis, increased $.02 per square foot in the 1999 period compared to the same period in 1998. The increase reflects higher sales for certain tenants who normally achieve sales over their breakpoints in the third quarter.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 87% in the 1998 three month period to 89% in the 1999 three month period primarily as a result of lower property operating expenses per square foot in the 1999 period compared to the 1998 period.

Other income has increased $1.2 million in the 1999 period as compared to the 1998 period. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during the 1999 three month period as well as to the recognition of $523,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses decreased by $12,000 in the 1999 period as compared to the 1998 period reflecting increases due to expansions of existing properties offset by the loss of the Stroud, Oklahoma center. On a weighted average GLA basis, property operating expenses decreased $.02 per square foot from $1.64 to $1.62. Higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $253,000, or 16%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses increased to 7% of revenues in the 1999 quarter compared to 6.5% in the 1998 quarter. On a weighted average GLA basis, general and administrative expenses increased $.05 per square foot from $.33 in 1998 to $.38 in 1999. The increase in general and administrative expenses is primarily due to rental and related expenses for the new corporate office space to which the Operating Partnership relocated its corporate headquarters in April 1999.

Interest expense increased $117,000 during the 1999 period as compared to the 1998 period due to financing the July 1998 acquisition and the 1999 expansions. However, interest expense was favorably impacted by the reduction in the Operating Partnership's lines of credit with the insurance proceeds received from the loss of the Stroud center. Depreciation and amortization per weighted average GLA increased from $1.18 per square foot in the 1998 period to $1.26 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.).

The gain on disposal of real estate during the three months ended September 30, 1999 represents the amount of insurance proceeds received to date from the loss of the Stroud, Oklahoma center in excess of the carrying amount of the related assets which were destroyed by a tornado on May 3, 1999.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Base rentals increased $2.4 million, or 5%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full nine months of rent in 1999 from centers acquired on March 31, 1998 and July 31, 1998 as well as the expansions mentioned in the Overview above, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.09 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first nine months of 1999 compared to the same period in 1998. Base rent per square foot, however, was favorably impacted in the first nine months of 1999 due to the loss of Stroud which had a lower average base rent per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased by $96,000, and on a weighted average GLA basis, remained flat with the prior year at $.36 per square foot. For the nine months ended September 30, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were down less than 1% with that of the previous year, while same space sales for the rolling 12 months ended September 30, 1999 have actually increased 6% to $263 per square foot due to the Operating Partnership's efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 93% in the 1998 nine month period to 91% in the 1999 nine month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $1.6 million in the 1999 period as compared to the 1998 period. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during the 1999 nine month period as well as to the recognition of $523,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses increased by $191,000, or 1%, in the 1999 period as compared to the 1998. However, on a weighted average GLA basis, property operating expenses decreased $.22 per square foot from $4.69 to $4.47. Higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $443,000, or 9%, in the 1999 nine month period as compared to the 1998 period. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, increased $.03per square foot from $1.06 in 1998 to $1.09 in 1999. The increase in general and administrative expenses per square foot reflects the rental and related expenses for the new corporate office space to which the Operating Partnership relocated its corporate headquarters in April 1999.

Interest expense increased $1.9 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. However, interest expense was favorably impacted by the insurance proceeds received from the loss of the Stroud center which were used to immediately reduce outstanding amounts under the Operating Partnership's lines of credit. Depreciation and amortization per weighted average GLA increased from $3.49 per square foot in the 1998 period to $3.72 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on disposal of real estate during the nine months ended September 30, 1999 represents the amount of insurance proceeds received to date from the loss of the Stroud, Oklahoma center in excess of the carrying amount of the related assets which were destroyed by a tornado on May 3, 1999. The gain on sale of real estate for the nine months ended September 30, 1998 is due primarily to the sale of an 8,000 square foot, single tenant property in Manchester, VT.

The extraordinary losses recognized in each nine month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $33.8 million and $29.9 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities is due to increases in operating income from the 1998 acquisitions and 1999 expansions and in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $20.9 million and $70.2 million during the first nine months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisitions of factory outlet centers in Dalton, Georgia and in Ft. Myers, Florida in 1998. Cash used in investing activities also decreased due to the $7.9 million in insurance proceeds from the loss of the Stroud, Oklahoma center. Likewise, net cash provided by (used in) financing activities amounted to $(19.0) million and $39.4 million during the first nine months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first nine months of 1999 compared to the same period in 1998 was an increase in distributions paid of $662,000 and amounts funded to the general partner for the repurchase and retirement of some of its common shares totaling $958,000 in 1999.

During the first nine months of 1999, the Company opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Company's centers are currently under construction and are scheduled to begin opening by the end of 1999. Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $5.4 million at September 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

On September 14, 1999, the Company announced that it had signed definitive agreements to acquire a total of 27 acres of land from Bass Pro Outdoor World, L.P., known as "Sportsman's Park", located on I-95 near Fort Lauderdale, Florida. The Company expects to complete the purchase of the initial 15 acre parcel of the development project which includes an existing 165,000 square foot Bass Pro Shops Outdoor World store, by the end of the year. Bass Pro Outdoor World, L.P. will in turn enter into a long term lease with the Company for the existing store. The Company is in the preleasing stages to develop the remaining 12 acre parcel of land with outlet tenants which would bring the total shopping center to approximately 300,000 square feet upon completion.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Company is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Company regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

Other assets include a receivable totaling $2.4 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the general partner. During the first nine months, Mr. Tanger and the Operating Partnership entered into demand note agreements whereby he may borrow up to $3 million through various advances from the Operating Partnership for an investment in a separate E-commerce outlet retail business venture. The notes bear interest at a rate of 8% per annum and are secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $34.5 million was available for additional borrowings at September 30, 1999. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Operating Partnership together with its general partner could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Operating Partnership may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to fund its continued growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 1999.

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

At September  30, 1999,  approximately  70% of the  outstanding  long-term  debt represented unsecured borrowings and approximately 79% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on September 30, 1999 was 8.0%.

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

On October 7, 1999, the Board of Directors of the general partner declared a $.605 cash distribution per partnership unit payable on November 15, 1999 to each unitholder of record on October 29. The Board of Directors of the general partner also declared a cash distribution of $.5451 per preferred partnership unit payable on November 15, 1999 to each preferred unitholder of record on October 29, 1999.

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

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at September 30, 1999 was $301.5 million. A 1% increase from prevailing interest rates at September 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

Below is a calculation of funds from operations for the three and nine months ended September 30, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                          Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                            1999         1998              1999         1998
-----------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income                                                              $6,188       $3,891           $13,052      $13,289
  Adjusted for:
    Extraordinary item - loss on early extinguishment of debt                ---          ---               345          460
    Depreciation and amortization uniquely significant to real estate      6,149        5,661            18,363       16,250
    Gain on disposal or sale of real estate                               (1,313)         ---            (1,313)        (994)
-----------------------------------------------------------------------------------------------------------------------------
Funds from operations (1)                                                $11,024       $9,552           $30,447      $29,005
=============================================================================================================================
Weighted average units outstanding (2)                                    11,746       11,852            11,711       11,882
=============================================================================================================================
Cash flows provided by (used in):
  Operating activities                                                                                  $33,801      $29,902
  Investing activities                                                                                  (20,918)     (70,247)
  Financing activities                                                                                  (19,019)      39,392
__________________
(1) For the three and nine months ended September 30, 1999, includes $687 in gains on sales of outparcels of land.
(2)  Assumes the preferred partnership units and unit options are converted to general partnership units


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

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this strategy, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

As of September 30, 1999, the Operating Partnership has renewed approximately 588,000 square feet, or 79% of the square feet scheduled to expire in 1999. Approximately 633,000 square feet will come up for renewal in 2000. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

THIRD PARTIES. The Operating Partnership has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The Operating Partnership has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Operating Partnership's readiness. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Operating Partnership is diligently working to substantially complete its third party assessment. The Operating Partnership has received responses to approximately 73% of the surveys sent to tenants, banks and key suppliers and intends to contact the remaining companies for a response. Of the companies who responded, 99% have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Operating Partnership also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

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

CONTINGENCY PLANS. Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. The Operating Partnership continues to explore and research alternate systems or uses which may be necessary in the event that a critical third party is not Y2K compliant by December 31, 1999 and will update its contingency plans as additional information becomes available.

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

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Neither the Operating Partnership nor its general partner is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Operating Partnership or its general partner or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.

Item 6.        Exhibits and Reports on Form 8-K

      (a)     Exhibits

              10.1 Promissory  Notes by and between  Tanger  Properties  Limited
                   Partnership and John Hancock Mutual Life Insurance aggregating $66,500,000 incorporated herein by reference to the exhibits to Tanger Factory Outlet Centers, Inc.'s Quarterly Report of Form 10-Q for the period ended March 31, 1999.

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

                     TANGER PROPERTIES LIMITED PARTNERSHIP

                     By: Tanger Factory Outlet Centers, Inc, its general partner

                     By: /s/  FRANK C. MARCHISELLO, JR.
                         ------------------------------
                         Frank C. Marchisello, Jr.
                         Senior Vice President, Chief Financial Officer

DATE: November 11, 1999