Form 10-K
period 1999-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2000-03-30
CIK 1004036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                      Commission file numbers:    33-99736-01
                                                  333-3526-01
                                                  333-39365-01

                      TANGER PROPERTIES LIMITED PARTNERSHIP

             (Exact name of Registrant as specified in its charter)

            North Carolina                           56-1822494
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

       3200 Northline Avenue
            Suite 360
       Greensboro, NC 27408                        (336) 292-3010
(Address of principal executive offices)    (Registrant's telephone number)

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

Part III incorporates certain information by reference from the Registrant's definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 16, 2000.

PART I

Item 1.   Business

The Operating Partnership

Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership") focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. According to Value Retail News, an industry publication, the Operating Partnership is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1999, the Operating Partnership owned and operated 31 centers (the "Centers") with a total gross leasable area ("GLA") of approximately 5.1 million square feet. These centers were approximately 97% leased, contained over 1,300 stores and represented over 280 brand name companies as of such date.

The Operating Partnership is controlled by Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") as the sole shareholder of the Operating Partnership's general partner, Tanger GP Trust. Prior to 1999, the Company directly owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust, with Tanger GP Trust as the sole general partner and Tanger LP Trust as a limited partner. The Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 1999, the Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 7,726,835 Units and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company. Management of the Company beneficially owns approximately 27% of all outstanding common shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for common shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

Each preferred partnership Unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership Units. Preferred partnership Units will be automatically converted by holders into limited partnership Units to the extent that the Series A Preferred Shares are converted into Common Shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by the Company.

Ownership of the Company's common and preferred shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 95% of its taxable income each year.

The Operating Partnership is a North Carolina limited partnership that was formed in May 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010.

Recent Developments

At December 31, 1999, the Operating Partnership owned 31 centers in 22 states totaling 5,149,000 square feet of operating GLA compared to 31 centers in 23 states totaling 5,011,000 square feet of operating GLA as of December 31, 1998. The 138,000 net increase in GLA is comprised primarily of an increase of 176,000 square feet due to expansions in five existing centers during the year, an increase of 165,000 square feet due the acquisition of Bass Pro Outdoor World in Fort Lauderdale, Florida and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma. In addition, the Operating Partnership has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000.

The center in Stroud, Oklahoma was destroyed by a tornado in May 1999. At December 31, 1999, the Operating Partnership had recorded a receivable of $4.2 million from the Operating Partnership's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Stroud center. Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Operating Partnership recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Operating Partnership is in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the Bass Pro Outdoor World store. If the Operating Partnership decides to develop this project, it anticipates stores in this phase to begin opening in early 2001. Based on tenant demand, the Operating Partnership also has an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA where it plans to develop a new 300,000 square foot outlet center. The entire site will contain more than 950,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and the Operating Partnership anticipates final approvals by early 2001.

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

During March 1999, the Operating Partnership refinanced its 8.92% notes that had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the Operating Partnership's revolving lines of credit. In addition, the Operating Partnership extended the maturity of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

In January 2000, the Operating Partnership entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Operating Partnership entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

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

The Operating Partnership's factory outlet centers range in size from 11,000 to 716,529 square feet of GLA and are typically located at least 10 miles from densely populated areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Operating Partnership's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

Management believes that factory outlet centers continue to present attractive opportunities for capital investment by the Operating Partnership, particularly with respect to strategic re-merchandising plans and expansions of existing centers. Management believes that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. Management further believes, based upon its contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Thus, the Operating Partnership believes that its commitment to developing, re-merchandising and expanding factory outlet centers is justified by the potential financial returns on such centers.

With the decline in the real estate debt and equity markets, the Operating Partnership or the Company may not, in the short term, be able to access these markets on favorable terms in order to maintain its historical rate of external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. See "Business-Capital Strategy" below.

The Operating Partnership's Factory Outlet Centers

Each of the Operating Partnership's factory outlet centers carry the Tanger brand name. The Operating Partnership believes that both national manufacturers and consumers recognize the Tanger name as a company that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, the Operating Partnership has developed long-standing relationships with many national and regional manufacturers. Because of its established relationships with many manufacturers, the Operating Partnership believes it is well positioned to capitalize on industry growth.

As of December 31, 1999, the Operating Partnership had a diverse tenant base comprised of over 280 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Operating Partnership are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1999, 1998 and 1997. As of March 1, 2000, the Operating Partnership's largest tenant, including all of its store concepts, accounted for approximately 6.6% of its GLA. Because the typical tenant of the Operating Partnership is a large, national manufacturer, the Operating Partnership has not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of the Operating Partnership's total revenues in 1999. Revenues from contingent sources, such as percentage rents, which fluctuate depending on tenant's sales performance, accounted for approximately 6% of 1999 revenues. As a result, only a small portion of the Operating Partnership's revenues are dependent on contingent revenue sources.

Business History

Stanley K. Tanger, the Company's founder, Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding the Operating Partnership, Stanley K. Tanger and his son, Steven B. Tanger, the Company's President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc. ("Tanger/Creighton"), which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, the Tangers recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the Operating Partnership in 1986 and by June 1993, together, the Tangers had developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since the Company's IPO, the Operating Partnership has developed nine Centers and acquired seven Centers and, together with expansions of existing Centers net of centers disposed of, added approximately 3.6 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1999 to 31 Centers totaling approximately 5.1 million square feet of GLA.

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

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its original expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP, Polo, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average going forward.

The Operating Partnership typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 35,000 cars per day. The Operating Partnership will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Operating Partnership's current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Operating Partnership will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Subsequent phases are considered based on the success of the center and tenant demand. Future phases have historically been less expensive to build than the first phase because the Operating Partnership generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

The Operating Partnership generally preleases at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken the Operating Partnership four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Capital Strategy

The Operating Partnership's capital strategy is to maintain a strong and flexible financial position by: (i) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating interest rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio, defined as annual distributions as a percent of funds from operations ("FFO" - See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations") for such year.

The Operating Partnership has successfully increased its distribution each of its first six years in existence. At the same time, the Operating Partnership continues to have one of the lowest payout ratios in the REIT industry. The distribution payout ratio for the year ended December 31, 1999 was 68%. As a result, the Operating Partnership retained approximately $13.3 million of its 1999 FFO.

A low distribution payout ratio policy allows the Operating Partnership to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties and reduce debt. In addition, the Operating Partnership has provided the funding for the Company to repurchase some of its outstanding common shares and may continue to do so when the Company's stock price declines to further reduce the distribution payout ratio and improve earnings and FFO per share. Proceeds required to repurchase these common shares are funded by the Operating Partnership in exchange for an equivalent number of units in the Operating Partnership held by the Company. The Company's Board of Directors has authorized the repurchase of up to $6.0 million of the Company's common shares, of which $4.8 million was available for future repurchases at December 31, 1999.

The Operating Partnership intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interest of the Operating Partnership and its unitholders. The Operating Partnership maintains revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $11.0 million was available for additional borrowings at December 31, 1999. In January 2000, the Operating Partnership entered into a $20.0 million two year unsecured term loan. The proceeds were used to reduce amounts outstanding under the existing lines of credit, the effect of which was to take the amounts available under the lines to $31.0 million.

As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company and the Operating Partnership may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. The Operating Partnership may also consider selling certain properties that do not meet the Operating Partnership's long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 2000.

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

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 miles from the nearest major department store or the tenants' own specialty stores. For this reason, the Operating Partnership's centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

Management believes that the Operating Partnership competes favorably with as many as three large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. As a result of these factors and due to the strong tenant relationships that presently exist with the current major outlet developers, the Operating Partnership believes there are significant barriers to entry into the outlet center industry by new developers. The Operating Partnership believes that its centers have an attractive tenant mix, as a result of the Operating Partnership's decision to lease substantially all of its space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of the Operating Partnership's major tenants.

Corporate and Regional Headquarters

The Operating Partnership rents space in an office building in Greensboro, North Carolina in which its corporate headquarters is located. In addition, the Operating Partnership rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service its principal fashion-related tenants, many of who are based in and around that area.

The Operating Partnership maintains offices and employee on-site managers at 25 Centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

As of March 1, 2000, the Operating Partnership had 150 full-time employees, located at the Operating Partnership's corporate headquarters in North Carolina, its regional office in New York and its 25 business offices.

Item 2.   Business and Properties

As of March 1, 2000, the Operating Partnership's portfolio consisted of 31 Centers located in 22 states. The Operating Partnership's Centers range in size from 11,000 to 716,529 square feet of GLA. These Centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Operating Partnership believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only Center that represents more than 10% of the Operating Partnership's total assets or gross revenues as of and for the year ended December 31, 1999 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other Center represented more than 10% of the Operating Partnership's total assets or gross revenues as of December 31, 1999.

Management has an ongoing strategy of acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Operating Partnership's Centers serve as collateral for mortgage notes payable. Of the 31 Centers, the Operating Partnership owns the land underlying 28 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Operating Partnership for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by the Operating Partnership.

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

Location of Centers (as of March 1, 2000)
                                                            Number of         GLA             %
State                                                        Centers       (sq. ft.)        of GLA
---------------------------------------------------------- ------------- -------------- ---------------
Georgia                                                         4              950,590        18
New York                                                        1              716,529        14
Tennessee                                                       2              434,350         8
Texas                                                           2              414,830         8
Florida                                                         2              363,956         7
Missouri                                                        1              277,494         5
Iowa                                                            1              277,237         5
Louisiana                                                       1              245,325         5
Pennsylvania                                                    1              230,063         4
Arizona                                                         1              186,018         4
North Carolina                                                  2              187,910         4
Indiana                                                         1              141,051         3
Minnesota                                                       1              134,480         3
Michigan                                                        1              112,120         2
California                                                      1              105,950         2
Oregon                                                          1               97,749         2
Kansas                                                          1               88,200         2
Maine                                                           2               84,397         2
Alabama                                                         1               80,730         1
New Hampshire                                                   2               61,915         1
West Virginia                                                   1               49,252       ---
Massachusetts                                                   1               23,417       ---
---------------------------------------------------------- ------------- -------------- ---------------
   Total                                                       31            5,263,563       100
========================================================== ============= ============== ===============

The table set forth below summarizes certain information with respect to the Operating Partnership's existing centers as of March 1, 2000.

                                                                                               Mortgage
                                                                                                 Debt
                                                                   GLA              %        Outstanding           Fee or
Date Opened                         Location                    (sq. ft.)        Occupied    (000's) (5)        Ground Lease
------------------- ------------------------------------------ ----------- ---- ----------- --------------- ---------------------
Jun.  1986          Kittery I, ME                                  59,694           100          $6,634            Fee
Mar.  1987          Clover, North Conway, NH                       11,000           100             ---            Fee
Nov.  1987          Martinsburg, WV                                49,252            86             ---            Fee
Apr.  1988          LL Bean, North Conway, NH                      50,915            92             ---            Fee
Jul.  1988          Pigeon Forge, TN                               94,750            95             ---       Ground Lease
Aug.  1988          Boaz, AL                                       80,730           100             ---            Fee
Jun.  1988          Kittery II, ME                                 24,703           100             ---            Fee
Jul.  1989          Commerce, GA                                  185,750            98           9,460            Fee
Oct.  1989          Bourne, MA                                     23,417           100             ---            Fee
Feb.  1991          West Branch, MI                               112,120            97           7,401            Fee
May   1991          Williamsburg, IA                              277,237  (1)       98          20,346            Fee
Feb.  1992          Casa Grande, AZ                               186,018            89             ---            Fee
Dec.  1992          North Branch, MN                              134,480            92             ---            Fee
Feb.  1993          Gonzales, LA                                  245,325            99             ---            Fee
May   1993          San Marcos, TX                                237,395  (2)       97          19,802            Fee
Dec.  1993          Lawrence, KS                                   88,200            68             ---            Fee
Dec.  1993          McMinnville, OR                                97,749  (3)       69             ---            Fee
Aug.  1994          Riverhead, NY                                 716,529  (7)       98             ---     Ground Lease (4)
Aug.  1994          Terrell, TX                                   177,435            88             ---            Fee
Sep.  1994          Seymour, IN                                   141,051            77             ---            Fee
Oct.  1994 (6)      Lancaster, PA                                 230,063           100          15,351            Fee
Nov.  1994          Branson, MO                                   277,494            99             ---            Fee
Nov.  1994          Locust Grove, GA                              248,854            95             ---            Fee
Jan.  1995          Barstow, CA                                   105,950            80             ---            Fee
Dec.  1995          Commerce II, GA                               342,556  (7)       98             ---            Fee
Feb.  1997 (6)      Sevierville, TN                               339,600  (7)      100             ---       Ground Lease
Sept. 1997 (6)      Blowing Rock, NC                              105,448            98             ---            Fee
Sep.  1997 (6)      Nags Head, NC                                  82,462           100             ---            Fee
Mar.  1998 (6)      Dalton, GA                                    173,430            95          11,658            Fee
Jul.  1998 (6)      Fort Meyers, FL                               198,956            98             ---            Fee
Nov.  1999 (6)      Fort Lauderdale, FL                           165,000           100                            Fee
------------------- ----------------------------------------- ------------ ---- -------- --------------- ------------------------
   Total                                                        5,263,563  (7)       95        $ 90,652
=================== ========================================= ============ ==== ======== =============== ========================

(1)  GLA excludes  21,781 square foot land lease on outparcel  occupied by Pizza
     Hut.
(2)  GLA  excludes  17,400  square  foot land  lease on  outparcel  occupied  by
     Wendy's.
(3)  GLA excludes 26,030 square foot land lease to a theatre.
(4) The original Riverhead Center is subject to a ground lease which may be renewed at the option of the Operating Partnership for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located is owned by the Operating Partnership.
(5) As of December 31, 1999. The weighted average interest rate for debt outstanding at December 31, 1999 was 8.2% and the weighted average maturity date was December 2003.
(6)  Represents date acquired by the Operating Partnership.
(7) GLA includes square feet of new space not yet open as of December 31, 1999, which totaled 114,041 square feet (Riverhead - 44,929; Commerce II - 19,300; Sevierville - 49,812)
--------------------------------

Lease Expirations

The  following  table  sets  forth,  as  of  March  1,  2000,   scheduled  lease
expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                            % of Gross
                                                                                            Annualized
                                                               Average                       Base Rent
                              No. of           Approx.        Annualized     Annualized     Represented
                              Leases             GLA          Base Rent      Base Rent      by Expiring
         Year              Expiring(1)      (sq. ft.) (1)    per sq. ft.    (000's) (2)       Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2000                   116             453,000 (3)    $ 12.69         $5,748           9
         2001                   174             629,000          13.38          8,418          13
         2002                   242             884,000          15.05         13,301          20
         2003                   200             871,000          14.04         12,225          17
         2004                   210             914,000          14.82         13,547          21
         2005                    64             294,000          15.00          4,411           7
         2006                    14             105,000          14.35          1,507           2
         2007                    11              70,000          14.67          1,027           2
         2008                     9              60,000          13.93            836           1
         2009                     8              51,000          10.92            557           3
   2010 & thereafter             25             395,000           8.92          3,522           5
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,073           4,726,000        $ 13.77       $ 65,099         100
======================== =========== ======================= ========== ============== ==================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites and month-to-month leases totaling in the aggregate approximately 491,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.
(3) Excludes 221,000 square feet scheduled to expire in 2000 that had already renewed as of March 1, 2000.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.

                                                                Renewed by Existing                 Re-leased to
                              Total Expiring                          Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                            % of                                % of                            % of
                               GLA      Total Center                 GLA     Expiring                GLA      Expiring
     Year                (sq. ft.)           GLA               (sq. ft.)        GLA            (sq. ft.)         GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     1999                  715,197             14                606,450           85             22,882           3
     1998                  548,504             11                407,837           74             38,526           7
     1997                  238,250              5                195,380           82             18,600           8
     1996                  149,689              4                134,639           90             15,050          10
     1995                   93,650              3                 91,250           97              2,400           3

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                          Renewals of Existing Leases                             Stores Re-leased to New Tenants (1)
              ----------------------------------------------------      ------------------------------------------------------
                                Average Annualized Base Rents                             Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)
                            --------------------------------------                   ----------------------------------------

                  GLA                                        %            GLA
  Year        (sq. ft.)      Expiring        New        Increase       (sq. ft.)      Expiring         New         % Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
  1999         606,450       $ 14.36       $ 14.36         --           240,851       $ 15.51         $ 16.57          7
  1998         407,387         13.83         14.07          2           220,890         15.33           13.87         (9)
  1997         195,380         14.21         14.41          1           171,421         14.59           13.42         (8)
  1996         134,639         12.44         14.02         13            78,268         14.40           14.99          4
  1995          91,250         11.54         13.03         13            59,455         13.64           14.80          9
---------------------

(1) The square footage released to new tenants for 1999, 1998, 1997, 1996 and 1995 contains 22,882, 38,526, 18,600, 15,050 and 2,400 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.

                                       Average                GLA Open at                                  Aggregate
                    %              Annualized Base            End of Each            Number of            Percentage
   Year         Leased(1)       Rent per sq. ft. (2)             Year                 Centers            Rents (000's)
------------    -----------    ------------------------    ------------------     -----------------     ----------------
   1999             97                 $ 13.85                 5,149,000                 31                 $ 3,141
   1998             97                   13.88                 5,011,000                 31                   3,087
   1997             98                   14.04                 4,458,000                 30                   2,637
   1996             99                   13.89                 3,739,000                 27                   2,017
   1995             99                   13.92                 3,507,000                 27                   2,068
---------------------

(1)  As of December 31st of each year shown.
(2) Represents total base rental revenue divided by Weighted Average GLA of the portfolio, which amount does not take into consideration fluctuations in occupancy throughout the year.

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

                                     Occupancy Costs as a
                Year                   % of Tenant Sales
    ------------------------------ --------------------------
                1999                           7.8
                1998                           7.9
                1997                           8.2
                1996                           8.7
                1995                           8.5

Tenants

The following table sets forth certain information with respect to the Operating Partnership's ten largest tenants and their store concepts as of March 1, 2000.

                                                                        Number         GLA            % of Total
Tenant                                                                of Stores     (sq. ft.)          GLA open
-------------------------------------------------------------------- ------------- ------------- ---------------------
Liz Claiborne, Inc.:
     Liz Claiborne                                                        28          291,368           5.7
     Elizabeth                                                             8           29,284           0.5
     DKNY Jeans                                                            4            8,820           0.2
     Dana Buchman                                                          3            6,600           0.1
     Claiborne Mens                                                        2            3,100           0.1
                                                                     -------- ---------------- -----------------------
                                                                          45          339,172           6.6

Phillips-Van Heusen Corporation:
     Bass                                                                 21          139,553           2.7
     Van Heusen                                                           20           85,156           1.7
     Geoffrey Beene Co. Store                                             11           45,680           0.9
     Izod                                                                 14           31,217           0.6
                                                                     -------- ---------------- -----------------------
                                                                          66          301,606           5.9

Reebok International, Ltd.                                                24          172,161           3.3

Bass Pro Outdoor World                                                     1          165,000           3.2

The Gap, Inc.
     GAP                                                                  12          101,387           2.0
     Banana Republic                                                       4           31,323           0.6
     Old Navy                                                              2           30,000           0.5
                                                                     -------- ---------------- -----------------------
                                                                          18          162,710           3.1

Sara Lee Corporation:
     L'eggs, Hanes, Bali                                                  25          108,809           2.1
     Coach                                                                11           26,561           0.5
     Socks Galore                                                          7            8,680           0.2
                                                                     -------- ---------------- -----------------------
                                                                          43          144,050           2.8

Dress Barn Inc.                                                           16          112,328           2.2

American Commercial, Inc.:
     Mikasa Factory Store                                                 12           98,000           1.9

Corning Revere                                                            21           97,931           1.9

Brown Group Retail, Inc.:
     Factory Brand Shores                                                 15           76,880           1.5
     Naturalizer                                                           8           20,475           0.4
                                                                     -------- ---------------- -----------------------
                                                                          23           97,355           1.9

-------------------------------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table                                     269        1,690,313          32.8
==================================================================== ======== ================ =======================

Significant Property

The Center in Riverhead, New York is the Operating Partnership's only Center that comprises more than 10% of total assets or total revenues. The Riverhead Center was originally constructed in 1994. Upon completion of expansions currently underway totaling approximately 44,929 square feet, the Riverhead Center will total 716,529 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1999, 1998 and 1997, excluding expansions under construction, was 99%, 97% and 99%. Average annualized base rental rates during 1999, 1998, and 1997 were $19.15, $18.89, and $18.65 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1999, the net federal tax basis of this Center was approximately $83.3 million. Real estate taxes assessed on this Center during 1999 amounted to $2.4 million. Real estate taxes for 2000 are estimated to be approximately $2.5 million.

The following table sets forth, as of March 1, 2000, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:

                                                                                                         % of Gross
                                                                                                         Annualized
                                                                                                          Base Rent
                                 No. of                            Annualized        Annualized          Represented
                                 Leases             GLA             Base Rent         Base Rent          by Expiring
Year                          Expiring (1)     (sq. ft.) (1)       per sq. ft.        (000) (2)            Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2000                                4                28,985            $ 18.18          $  527               4
2001                                7                36,000              18.64             671               5
2002                               62               206,724              21.43           4,431              35
2003                               21                86,170              18.86           1,625              13
2004                               41               175,015              19.22           3,363              27
2005                                6                21,410              24.71             529               4
2006                                1                 1,600              35.00              56               1
2007                                4                22,060              17.23             380               3
2008                                1                 7,500              18.00             135               1
2009                                1                 3,000              25.00              75               1
2010 and thereafter                 5                73,000               9.95             726               6
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             153               661,464            $ 18.92        $ 12,518             100
============================ ========= ===================== ================== =============== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites and month-to-month leases.

(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.

Item 3.  Legal Proceedings

The Operating Partnership is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In managements' opinion, the ultimate resolution of these matters will have no material effect on the Operating Partnership's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust.:

     NAME                  AGE                    POSITION
-------------------------- --- -------------------------------

Stanley K. Tanger...........76 Founder, Chairman of the Board of Directors and
                                   Chief Executive Officer

Steven B. Tanger............51  Director, President and Chief Operating Officer
Rochelle G. Simpson ........61  Secretary and Executive Vice President -
                                   Administration and Finance
Willard A. Chafin, Jr.......62  Executive    Vice    President   -   Leasing,
                                   Site Selection, Operations and Marketing
Frank C. Marchisello, Jr....41  Senior Vice President - Chief Financial Officer
Joseph H. Nehmen............51  Senior Vice President - Operations
Virginia R. Summerell.......41  Treasurer and Assistant Secretary
C. Randy Warren, Jr.........35  Senior Vice President - Leasing
Carrie A. Warren............37  Vice President - Marketing
Kevin M. Dillon.............41  Vice President - Construction

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

     Virginia R. Summerell. Ms. Summerell was named Treasurer of the Company in May 1995 and Assistant Secretary in November 1994. Previously, she held the position of Director of Finance since joining the Company in August 1992, after nine years with NationsBank. Her major responsibilities include maintaining banking relationships, oversight of all project and corporate finance transactions and development of treasury management systems. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

     C. Randy Warren, Jr. Mr. Warren was named Senior Vice President of Leasing in January 1999. He joined the Company in November 1995 as Vice President of Leasing. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State
University and holds an MBA from Loyola College. Mr. Warren is the husband of Ms. Carrie A. Warren.

     Carrie A. Warren. Ms. Warren was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Warren is a graduate of East Carolina University and is the wife of Mr. C. Randy Warren, Jr.

     Kevin M. Dillon. Mr. Dillon was named Vice President - Construction in October 1997. Previously, he held the position of Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

There is no established public trading market for the Operating Partnership's units. As of December 31, 1999, the Company's wholly-owned subsidiaries owned 7,876,835 Units, and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units as a limited partner.

The Operating Partnership made distributions per partnership unit during 1999 and 1998 as follows:

  1999                                       1999              1998
  ----------------------------------- --------------- --------------------
  First Quarter                            $ .600             $ .55
  Second Quarter                             .605               .60
  Third Quarter                              .605               .60
  Fourth Quarter                             .605               .60
  ----------------------------------- ------------------ -----------------
  Year 1999                               $ 2.415            $ 2.35
  ----------------------------------- ------------------ -----------------

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


Item 6.  Selected Financial Data

                                                1999          1998          1997         1996           1995
------------------------------------------ ------------- ------------- ------------ ------------- -------------
                                                     (In thousands, except per unit and center data)
OPERATING DATA

  Total revenues                           $   104,016   $    97,766   $    85,271  $    75,500   $    68,604
  Income before extraordinary item              21,211        16,103        17,583       16,177        15,352
  Net income                                    20,866        15,643        17,583       15,346        15,352

------------------------------------------ ------------- ------------- ------------ ------------- -------------

UNIT DATA
  Basic:
     Income before extraordinary item      $      1.77   $      1.30   $      1.57  $      1.46   $      1.36
     Net income                            $      1.74   $      1.26   $      1.57  $      1.37   $      1.36
     Weighted average units                     10,894        10,919        10,061        9,435         9,128
  Diluted:
     Income before extraordinary item      $      1.74   $      1.28   $      1.55  $      1.46   $      1.36
     Net income                            $      1.74   $      1.24   $      1.55  $      1.37   $      1.36
     Weighted average units                     10,904        11,040        10,171        9,441         9,129
  Distributions paid                       $      2.42   $      2.35   $      2.17  $      2.06   $      1.96

------------------------------------------ ------------- ------------- ------------ ------------- -------------

BALANCE SHEET DATA

  Real estate assets, before depreciation  $   566,216   $   529,247   $   454,708  $   358,361   $   325,881
  Total assets                                 489,851       471,568       415,578      331,954       314,947
  Long term debt                               329,647       302,485       229,050      178,004       156,749
  Partners' equity                             141,054       149,363       160,525      136,256       142,397

------------------------------------------ ------------- ------------- ------------ ------------- -------------

OTHER DATA

  EBITDA (1)                               $    70,274   $    60,285   $    52,857  $    46,633   $    41,058
  Funds from operations (1)                $    41,673   $    39,748   $    35,840  $    32,313   $    29,597
  Cash flows provided by (used in):
     Operating activities                  $    43,169   $    35,791   $    39,232  $    38,031   $    32,455
     Investing activities                  $   (45,959)  $   (79,236)  $   (93,636) $   (36,401)  $   (44,788)
     Financing activities                  $    (3,043)  $    46,172   $    55,444  $    (4,176)  $    13,802
  Gross leasable area open at year end           5,149         5,011         4,458        3,739         3,507
  Number of centers                                 31            31            30           27            27
-----------------------

(1) EBITDA and Funds from Operations ("FFO") are widely accepted financial indicators used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Funds from operations is defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculations of EBITDA and FFO may vary from entity to entity and as such the presentation of EBITDA and FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. EBITDA and FFO are not intended to represent cash flows for the period. EBITDA and FFO have not been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the years ended December 31, 1999 and 1998, as well as December 31, 1998 and 1997. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words `believe', `expect', `intend', `anticipate', `estimate', `project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

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

o availability and cost of capital (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

o our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At December 31, 1999, the Operating Partnership owned 31 centers in 22 states totaling 5,149,000 square feet of operating GLA compared to 31 centers in 23 states totaling 5,011,000 square feet of operating GLA as of December 31, 1998. The 138,000 net increase in GLA is comprised primarily of an increase of 176,000 square feet due to expansions in five existing centers during the year, an increase of 165,000 square feet due the acquisition of Bass Pro Outdoor World in Fort Lauderdale, Florida and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma. In addition, the Operating Partnership has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000.

During 1998, the Operating Partnership added a total of 569,000 square feet to its portfolio including: Dalton Factory Stores, a 173,000 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,000 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; and 210,000 square feet of expansions in 5 existing centers. Also during 1998, the Operating Partnership completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

The center in Stroud, Oklahoma was destroyed by a tornado in May 1999. At December 31, 1999, the Operating Partnership had recorded a receivable of $4.2 million from the Operating Partnership's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Stroud center.

Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Operating Partnership recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

A summary of the operating results for the years ended December 31, 1999, 1998 and 1997 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                                 1999            1998            1997
----------------------------------------------------------------------- -------------- --------------- ---------------
GLA open at end of period (000's)                                               5,149           5,011           4,458
Weighted average GLA (000's) (1)                                                4,996           4,768           4,046
Outlet centers in operation                                                        31              31              30
New centers acquired                                                                1               2               3
Centers disposed of or sold                                                         1               1             ---
Centers expanded                                                                    5               1               5
States operated in at end of period                                                22              23              23
Occupancy percentage at end of period                                              97              97              98

   Per square foot
Revenues
   Base rentals                                                                $13.85          $13.88          $14.04
   Percentage rentals                                                             .63             .65             .65
   Expense reimbursements                                                        5.59            5.63            6.10
   Other income                                                                   .76             .34             .29
----------------------------------------------------------------------- -------------- --------------- ---------------
     Total revenues                                                             20.83           20.50           21.08
----------------------------------------------------------------------- -------------- --------------- ---------------
Expenses
   Property operating                                                            6.12            6.10            6.49
   General and administrative                                                    1.46            1.40            1.52
   Interest                                                                      4.85            4.62            4.16
   Depreciation and amortization                                                 4.97            4.65            4.56
----------------------------------------------------------------------- -------------- --------------- ---------------
     Total expenses                                                             17.40           16.77           16.73
----------------------------------------------------------------------- -------------- --------------- ---------------
Income before gain on disposal or sale of real estate
   and extraordinary item                                                      $ 3.43          $ 3.73          $ 4.35
----------------------------------------------------------------------- -------------- --------------- ---------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.

Results of Operations

1999 Compared to 1998

Base rentals increased $3.0 million, or 5%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full year of rent in 1999 from the centers acquired on March 31, 1998 and July 31, 1998 as well as the expansions mentioned in the Overview above, offset by the loss of rent from the center in Stroud, Oklahoma. Base rent per weighted average GLA decreased $.03 per foot due to the portfolio of properties having a lower overall average occupancy rate during 1999 compared to 1998. Base rent per square foot, however, was favorably impacted during the year due to the loss of the Stroud center that had a lower average base rent per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased by $54,000 and on a weighted average GLA basis, decreased $.02 per square foot in 1999 compared to 1998. For the year ended December 31, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were down approximately 1% with that of the previous year. However, same-space sales for the year ended December 31, 1999 actually increased 5% to $261 per square foot due to the Operating Partnership's efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 91% in 1999 from 92% in 1998 primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income increased $2.1 million in 1999 as compared to 1998. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during 1999 as well as to the recognition of $880,000 of business interruption insurance proceeds relating to the Stroud center.

Property operating expenses increased by $1.5 million, or 5%, in 1999 as compared to 1998. On a weighted average GLA basis, property operating expenses increased slightly from $6.10 to $6.12 per square foot. Higher real estate taxes per square foot were offset by decreases in advertising and promotion expenses per square foot and lower common area maintenance expenses per square foot.

General and administrative expenses increased $629,000, or 9%, in 1999 as compared to 1998. As a percentage of revenues, general and administrative expenses were approximately 7.0% of revenues in 1999 and 6.8% in 1998. On a weighted average GLA basis, general and administrative expenses increased $.06 per square foot from $1.40 in 1998 to $1.46 in 1999. The increase in general and administrative expenses per square foot reflects the rental and related expenses for the new corporate office space to which the Operating Partnership relocated its corporate headquarters in April 1999.

Interest expense increased $2.2 million during 1999 as compared to 1998 due to financing the 1998 acquisitions and the 1998 and 1999 expansions. However, interest expense was favorably impacted by the insurance proceeds received from the loss of the Stroud center that were used to immediately reduce outstanding amounts under the Operating Partnership's lines of credit. Depreciation and amortization per weighted average GLA increased from $4.65 per square foot in 1998 to $4.97 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on disposal of real estate during 1999 represents the amount of insurance proceeds from the loss of the Stroud center in excess of the carrying amount for the portion of the related assets destroyed by the tornado. The gain on sale of real estate during 1998 is due primarily to the sale of an 8,000 square foot, single tenant property in Manchester, VT.

The extraordinary losses recognized in each year represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

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

Property operating expenses increased by $2.8 million, or 11%, in 1998 as compared to 1997. On a weighted average GLA basis, property operating expenses decreased from $6.49 to $6.10 per square foot. Higher expenses for real estate taxes per square foot were offset by decreases in advertising and promotion and common area maintenance expenses per square foot. The decrease in property operating expenses per square foot is also attributable to the acquisitions that collectively have a lower average operating cost per square foot. Excluding the acquisitions, property operating expenses during 1998 were $6.19 per square foot.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $43.2, $35.8 and $39.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities in 1999 compared to 1998 is primarily due to increases in operating income from the 1998 and 1999 acquisitions and expansions and increases in accounts payable. Net cash provided by operating activities decreased $3.4 million in 1998 compared to 1997 as decreases in accounts payable offset the increases in operating income associated with acquired or expanded centers. Net cash used in investing activities amounted to $46.0, $79.2, and $93.6 million during 1999, 1998 and 1997, respectively, and reflects the fluctuation in construction and acquisition activity during each year. Net cash used in investing activities also decreased in 1999 compared to 1998 due to approximately $6.5 million in net insurance proceeds received from the loss of the Stroud center. Cash provided by (used in) financing activities of $(3.0), $46.2, and $55.4 in 1999, 1998 and 1997, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in distributions paid during both 1999 and 1998. In 1999, net cash provided by financing activities was further reduced by $958,000 paid to the Company to purchase and retire some of the Company's common shares and $1.0 million paid in deferred financing costs to refinance its 8.92% notes during 1999.

During 1999, the Operating Partnership added approximately 176,000 square feet of expansions in five existing centers and acquired the 165,000 square foot Bass Pro Outdoor World in Fort Lauderdale, Florida. In addition, the Operating Partnership has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000. Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Operating Partnership) amounted to $3.0 million at December 31, 1999.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Operating Partnership is in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the Bass Pro Outdoor World. If the Operating Partnership decides to develop this project, it anticipates stores in this phase to begin opening in early 2001. Based on tenant demand, the Operating Partnership also has an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA where it plans to develop a new 300,000 square foot outlet center. The entire site will contain more than 950,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and the Operating Partnership anticipates final approvals by early 2001.

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

Other assets include a receivable totaling $2.8 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Tanger and the Operating Partnership have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Operating Partnership for an investment in a separate E-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $11.0 million was available for additional borrowings at December 31, 1999. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company and the Operating Partnership may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. The Operating Partnership may also consider selling certain properties that do not meet the Operating Partnership's long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 2000.

During March 1999, the Operating Partnership refinanced its 8.92% notes that had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. In addition, the Operating Partnership extended the maturity of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

In January 2000, the Operating Partnership entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Operating Partnership entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

At December 31, 1999, approximately 73% of the outstanding long-term debt represented unsecured borrowings and approximately 81% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1999 was 8.2%.

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

The Operating Partnership negotiates long-term fixed rate debt instruments and enters into interest rate swap agreements to manage its exposure to interest rate changes on its floating rate debt. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In June 1999, the Operating Partnership terminated its only interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Operating Partnership received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 5.47%. Upon termination of the agreement, the Operating Partnership received $146,000 in cash proceeds. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term. In January 2000, the Operating Partnership entered into new interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at December 31, 1999 was $324.4 million. A 1% increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Funds from Operations

Management believes that for a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered along with net income as presented in the audited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. The Operating Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Operating Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31,
1999,  1998 and  1997 as well as  actual  cash  flow and  other  data for  those respective years (in thousands):
                                                                        1999            1998           1997
--------------------------------------------------------------- ---------------- ------------- ---------------
Funds from Operations:
Net income                                                      $     20,866     $    15,643   $    17,583
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt               345             460           ---
   Depreciation and amortization uniquely significant
      to real estate                                                  24,603          21,939        18,257
   Gain on disposal or sale of real estate                            (4,141)           (994)          ---
   Asset write-down                                                      ---           2,700           ---
--------------------------------------------------------------- ---------------- ------------- ---------------
Funds from operations (1)                                       $     41,673     $    39,748   $    35,840
--------------------------------------------------------------- ---------------- ------------- ---------------

Cash flow provided by (used in):
   Operating activities                                         $     43,169     $    35,791   $    39,232
   Investing activities                                         $    (45,959)    $   (79,236)  $   (93,636)
   Financing activities                                         $     (3,043)    $    46,172   $    55,444

Weighted average units outstanding (2)                                11,697          11,844        11,000
--------------------------------------------------------------- ---------------- ------------- ---------------

(1) For the year ended December 31, 1999, includes $687,000 in gains on sales of outparcels of land.
(2) Assumes the preferred units of the Operating Partnership and unit options are all converted to limited partnership units.

In October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") issued interpretive guidance regarding the calculation of FFO.
NAREIT's leadership determined that FFO should include both recurring and non-recurring operating results, except those results defined as extraordinary items under generally accepted accounting principles and gains and losses from sales of depreciable operating property. All REITS are encouraged to implement the recommendations of this guidance effective for fiscal periods beginning in 2000 for all periods presented in financial statements or tables. The Operating Partnership intends to adopt the new NAREIT clarification beginning January 1, 2000. Below is a calculation of FFO under the new proposed method as if the Operating Partnership had adopted the method as of January 1, 1997.

New Proposed Method                                                   1999            1998             1997
------------------------------------------------------------- -------------- ---------------- ---------------
Funds from Operations:

Net income                                                          $20,866          $15,643         $17,583
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt              345              460             ---
   Depreciation and amortization uniquely significant
      to real estate                                                 24,603           21,939          18,257
   Gain on disposal or sale of real estate                           (4,141)            (994)            ---
------------------------------------------------------------- -------------- ---------------- ---------------
Funds from operations                                               $41,673          $37,048         $35,840
------------------------------------------------------------- -------------- ---------------- ---------------

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of the FASB Statement No. 133" that revises SFAS No. 133 to become effective in the first quarter of 2001. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

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

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP, Polo, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 26% of the Operating Partnership's lease portfolio is scheduled to expire during the next two years. Approximately 721,000 square feet of space is up for renewal during 2000 and approximately 629,000 square feet will come up for renewal in 2001. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 221,000, or 31%, of the square feet scheduled to expire in 2000 have already been renewed by the existing tenants. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 7% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

Year 2000 Compliance

The Operating Partnership did not experience any systems or other Year 2000 ("Y2K") problems during January 2000. In 1999, the Operating Partnership spent approximately $220,000 to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The Operating Partnership is not aware of any other significant costs to be incurred to address future Y2K problems.

There are a number of Y2K related items that may affect the Operating Partnership's results of operations. For example, the Operating Partnership's spending patterns or cost relationships may have been affected by large Y2K remediation expenditures or the postponement of certain expenses. The Operating Partnership's revenue patterns may have been affected by unusual tenant behavior, such as delayed openings or delayed payments of rents until after Y2K. In addition, some companies may have postponed Information Technology projects or other capital spending in preparing for Y2K which could impact the company's liquidity requirements. The Operating Partnership has not experienced any of these situations and does not believe that any exist which might materially impact the Operating Partnership's results of operations or liquidity.

The Operating Partnership has third-party relationships with approximately 280 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The principal risks to the Operating Partnership in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll.

The Operating Partnership's assessment of major third parties' Y2K readiness included sending surveys to tenants and key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Operating Partnership received responses to approximately 73% of the surveys sent to tenants, banks and key suppliers. Of the companies who responded, 99% indicated they were presently, or would be by December 31, 1999, Y2K compliant. The Operating Partnership is not aware of any significant third parties who are not currently Y2K compliant. However, there can be no assurance that all third parties are currently Y2K compliant and that all will be able to continue to conduct transactions with the Operating Partnership successfully. There also can be no assurance that Y2K problems of third parties or of the Operating Partnership's own systems which did not surface in January 2000 will not be a problem sometime in the near future.

Item 8.   Financial Statements and Supplementary Data

The  information  required by this Item is set forth at the pages  indicated  in
Item 14(a) below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant's majority owner, the Company, will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant

The  Operating  Partnership  does  not  have  any  directors  or  officers.  The
information   concerning  the  Company'  directors  required  by  this  Item  is incorporated by reference to the Company's Proxy Statement.

The information  concerning the Company's  executive  officers  required by this
Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers of the Company".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Company's Proxy Statement and is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Accountants                          F-1
         Balance Sheets-December 31, 1999 and 1998                  F-2
         Statements of Operations-
            Years Ended December 31, 1999, 1998 and 1997            F-3
         Statements of Partners' Equity-
            For the Years Ended December 31, 1999, 1998 and 1997    F-4
         Statements of Cash Flows-
            Years Ended December 31, 1999, 1998 and 1997            F-5
          Notes to Financial Statements                             F-6 to F-14

     2.  Financial Statement Schedule

         Schedule III
            Report of Independent Accountants                       F-15
            Real Estate and Accumulated Depreciation                F-16 to F-17

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     3.  Exhibits

     Exhibit No.                                       Description

     3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 8)

     10.1     Amended and Restated Unit Option Plan. (Note 6)

     10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 2)

     10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 6)

     10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 6)

     10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 1999. (Note 6)

     10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 1999. (Note 6)

     10.9 Amended and Restated Employment Agreement for Joseph Nehmen, as of January 1, 1999. (Note 6)

     10.10    Amended  and   Restated   Employment   Agreement   for  Frank  C.
              Marchisello, Jr., as of January 1, 1999. (Note 8)

     10.11 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 1)

     10.11A Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 3)

     10.12 Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 1)

     10.13    Assignment  and  Assumption  Agreement  among  Stanley K. Tanger,
              Stanley  K.  Tanger  &  Company,   the  Tanger   Family   Limited
              Partnership, the Operating Partnership and the Company. (Note 1)

     10.14 Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000. (Note 7)

     10.15    Form of Senior Indenture. (Note 4)

     10.16    Form of First Supplemental Indenture (to Senior Indenture).  (Note
              4)

     10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 5)

     10.17 Promissory Notes by and between Stanley K. Tanger and Tanger Properties Limited Partnewship dated
              June 25, 1999 and August 27, 1999. (Note 8)

     21.1     List of Subsidiaries. (Note 1)

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

     4. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Current Report on Form 8-K dated March 6, 1996.

     5. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Current Report on Form 8-K dated October 24, 1997.

     6. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

     7. Incorporated by reference to the exhibit to the Tanger Factory Outlet Centers, Inc.'s Quarterly Report on 10-Q for the quarter ended March 31, 1999.

     8. Incorporated by reference to the exhibits to the Tanger Factory Outlet Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(b)      Reports on Form 8-K  - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TANGER PROPERTIES LIMITED PARTNERSHIP

                                   By: Tanger GP Trust, its sole general partner

                                   By: /s/ Stanley K. Tanger

                                       Stanley K. Tanger
                                       Chairman of the Board and
                                       Chief Executive Officer

March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as officers or directors of the general partner and on the dates indicated:

        Signature                           Title                      Date

/s/ Stanley K. Tanger           Chairman of the Board and Chief   March 28, 2000
-----------------------------   Executive Officer (Principal
Stanley K. Tanger               Executive Officer)


/s/ Steven B. Tanger            Trustee and President             March 28, 2000
-----------------------------
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.   Trustee and Treasurer             March 28, 2000
-----------------------------
Frank C. Marchisello, Jr.       (Principal Financial and
                                Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of TANGER PROPERTIES LIMITED PARTNERSHIP:

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        PricewaterhouseCoopers LLP

Greensboro, NC
January 26, 2000

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)
                                                               December 31,
                                                           1999          1998
-----------------------------------------------------------------------------------

ASSETS
  Rental Property
    Land                                                 $  63,045     $  53,869
    Buildings, improvements and fixtures                   484,277       458,546
    Developments under construction                         18,894        16,832
-----------------------------------------------------------------------------------
                                                           566,216       529,247
    Accumulated depreciation                              (104,511)      (84,685)
-----------------------------------------------------------------------------------
    Rental property, net                                   461,705       444,562
  Cash and cash equivalents                                    501         6,334
  Deferred charges, net                                      8,176         8,218
  Other assets                                              19,469        12,454
-----------------------------------------------------------------------------------
      Total assets                                       $ 489,851     $ 471,568
-----------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilites
    Long-term debt
    Senior, unsecured notes                              $ 150,000     $ 150,000
    Mortgages payable                                       90,652        72,790
    Lines of credit                                         88,995        79,695
-----------------------------------------------------------------------------------
                                                           329,647       302,485
  Construction trade payables                                6,287         9,224
  Accounts payable and accrued expenses                     12,863        10,496
-----------------------------------------------------------------------------------
      Total liabilities                                    348,797       322,205
-----------------------------------------------------------------------------------
Commitments
Partners' equity
  General partner                                            1,927       128,746
  Limited partners                                         139,127        20,617
-----------------------------------------------------------------------------------
    Total partners' equity                                 141,054       149,363
-----------------------------------------------------------------------------------
      Total liabilities and partners' equity             $ 489,851     $ 471,568
-----------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                              STATEMENTS OF OPERATIONS
                                        (In thousands, except per unit data)
                                                                                      Year Ended December 31,
                                                                                        1999        1998        1997
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                      $ 69,180    $ 66,187    $ 56,807
  Percentage rentals                                                                   3,141       3,087       2,637
  Expense reimbursements                                                              27,910      26,852      24,665
  Other income                                                                         3,785       1,640       1,162
---------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                104,016      97,766      85,271
---------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                  30,585      29,106      26,269
  General and administrative                                                           7,298       6,669       6,145
  Interest                                                                            24,239      22,028      16,835
  Depreciation and amortization                                                       24,824      22,154      18,439
   Asset write-down                                                                      ---       2,700         ---
---------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                 86,946      82,657      67,688
---------------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate,
   and extraordinary item                                                             17,070      15,109      17,583
Gain on disposal or sale of real estate                                                4,141         994         ---
---------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                      21,211      16,103      17,583
Extraordinary item - Loss on early extinguishment of debt,                              (345)       (460)        ---
---------------------------------------------------------------------------------------------------------------------
Net income                                                                            20,866      15,643      17,583
Less applicable preferred unit distributions                                          (1,917)     (1,911)     (1,808)
---------------------------------------------------------------------------------------------------------------------
Income available to partners                                                          18,949      13,732      15,775
Income allocated to the limited partners                                              (5,278)     (3,816)     (4,756)
---------------------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                             $ 13,671     $ 9,916    $ 11,019
---------------------------------------------------------------------------------------------------------------------

Basic earnings per unit:
  Income before extraordinary item                                                    $ 1.77      $ 1.30      $ 1.57
  Extraordinary item                                                                   (0.03)      (0.04)        ---
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                          $ 1.74      $ 1.26      $ 1.57
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per unit:
  Income before extraordinary item                                                    $ 1.77      $ 1.28      $ 1.55
  Extraordinary item                                                                   (0.03)      (0.04)        ---
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                          $ 1.74      $ 1.24      $ 1.55
---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 1999, 1998, and 1997
                        (In thousands, except unit data)
                                                        General      Limited    Total Partners'
                                                        Partner      Partners        Equity
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996                            $ 110,657      $ 25,599      $ 136,256
Conversion of 15,730 preferred units
   into 141,726 partnership units                           ---           ---            ---
Issuance of 29,700 units upon exercise of unit options      703           ---            703
Issuance of 1,080,000 units to general partner in
   exchange for proceeds from a common share offering    29,241           ---         29,241
Compensation under unit Option Plan                         234           104            338
Net income                                               12,827         4,756         17,583
Preferred distributions ($19.55 per unit)                (1,789)          ---         (1,789)
Distributions to partners ($2.17 per unit)              (15,224)       (6,583)       (21,807)
-----------------------------------------------------------------------------------------------
Balance, December 31, 1997                              136,649        23,876        160,525
Conversion of 2,419 preferred units
  into 21,790 partnership units                             ---           ---            ---
Issuance of 31,880 units upon exercise of
   share and unit options                                   762           ---            762
Repurchase and retirement of 10,000
   partnership units                                       (216)          ---           (216)
Compensation under Unit Option Plan                         142            53            195
Net income                                               11,827         3,816         15,643
Preferred distributions ($21.17 per unit)                (1,894)          ---         (1,894)
Distributions to partners ($2.35 per unit)              (18,524)       (7,128)       (25,652)
-----------------------------------------------------------------------------------------------
Balance, December 31, 1998                              128,746        20,617        149,363
Conversion of 3,000 preferred units
  into 27,029 partnership units                             ---           ---            ---
Issuance of 500 units upon exercise of unit options          12           ---             12
Repurchase and retirement of 48,300
   partnership units                                       (958)          ---           (958)
Transfer of partnership interest                       (120,557)      120,557            ---
Net income                                               15,588         5,278         20,866
Preferred distributions ($21.76 per unit)                (1,918)          ---         (1,918)
Distributions to partners ($2.42 per unit)              (18,986)       (7,325)       (26,311)
-----------------------------------------------------------------------------------------------
Balance, December 31, 1999                              $ 1,927     $ 139,127      $ 141,054
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                     TANGER PROPERTIES LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                                                          Year Ended December 31,
                                                                                       1999        1998        1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                        $ 20,866     $ 15,643    $ 17,583
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   24,824       22,154      18,439
      Amortization of deferred financing costs                                         1,005        1,076       1,094
      Loss on early extinguishment of debt                                               345          460         ---
      Asset write-down                                                                   ---        2,700         ---
      Gain on disposal or sale of real estate                                         (4,141)        (994)        ---
      Gain on sale of outparcels of land                                                (687)         ---         ---
      Straight-line base rent adjustment                                                (214)        (688)       (347)
      Compensation under Unit Option Plan                                                ---          195         338
Increase (decrease) due to changes in:
      Other assets                                                                    (1,196)      (2,161)     (1,591)
      Accounts payable and accrued expenses                                            2,367       (2,594)      3,716
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                      43,169       35,791      39,232
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                   (15,500)     (44,650)    (37,500)
  Additions to rental properties                                                     (34,224)     (35,252)    (54,795)
  Additions to deferred lease costs                                                   (1,862)      (1,895)     (1,341)
  Net proceeds from sale of real estate                                                1,987        2,561         ---
  Net insurance proceeds from property losses                                          6,451          ---         ---
  Advances to officer                                                                 (2,811)         ---         ---
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                        (45,959)     (79,236)    (93,636)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Contributions from the general partner                                                 ---          ---      29,241
  Repurchase of partnership units                                                       (958)        (216)        ---
  Cash distributions paid                                                            (28,229)     (27,546)    (23,596)
  Proceeds from mortgages payable                                                     66,500         ---       75,000
  Repayments on mortgages payable                                                    (48,638)      (1,260)     (1,154)
  Proceeds from revolving lines of credit                                            118,555      152,760     118,450
  Repayments on revolving lines of credit                                           (109,255)     (78,065)   (141,250)
  Additions to deferred financing costs                                               (1,030)        (263)     (1,950)
  Proceeds from exercise of unit options                                                  12          762         703
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                           (3,043)      46,172      55,444
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (5,833)       2,727       1,040
Cash and cash equivalents, beginning of period                                         6,334        3,607       2,567
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 501      $ 6,334     $ 3,607
---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization of the Operating Partnership

Tanger Properties Limited Partnership, a North Carolina limited partnership (the "Operating Partnership"), develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 31 factory outlet centers located in 22 states with a total gross leasable area of approximately 5.1 million square feet at the end of 1999. The Company provides all development, leasing and management services for its centers.

The Operating Partnership is controlled by Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") as the sole shareholder of the Operating Partnership's general partner, Tanger GP Trust. Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust, with Tanger GP Trust as the sole general partner and Tanger LP Trust as a limited partner. The Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 1999, the Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 7,726,835 Units and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company.

2.   Summary of Significant Accounting Policies

     Basis of  Presentation  - Allocation of income to the partners is based on
each   partner's   respective   ownership  of  Units  issued  by  the  Operating
Partnership.

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

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1999, 1998 and 1997 amounted to $1,242,000, $762,000, and $1,877,000, and development costs capitalized amounted to $1,711,000, $1,903,000, and $1,637,000, respectively. Depreciation expense for each of the years ended December 31, 1999, 1998 and 1997 was $23,095,000, $20,873,000, and
$17,327,000, respectively.

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

     Impairment of Long-Lived Assets - Rental property held and used by an entity is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Operating Partnership believes that no material impairment existed at December 31, 1999.

     Derivatives - The Operating Partnership selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The cost of these agreements are included in deferred financing costs and are amortized on a straight-line basis over the life of the agreements. As of December 31, 1999, the Operating Partnership had no such agreements.

     Revenue Recognition - Base rentals are recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term. Business interruption insurance proceeds received are recognized as other income over the estimated period of interruption.

Income Taxes - As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no provision has been made for Federal income taxes in the accompanying financial statements.

     Concentration of Credit Risk - The Operating Partnership's management performs ongoing credit evaluations of its tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 1999, 1998 or 1997.

     Supplemental Cash Flow Information - The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1999, 1998 and 1997 amounted to $6,287,000, $9,224,000, and $12,913,000, respectively. Interest paid, net of interest
capitalized,  in  1999,  1998  and  1997  was  $23,179,000,   $20,690,000,   and
$12,337,000, respectively. Other assets at December 31, 1999 include a property loss receivable of $4.2 million from the Operating Partnership's property insurance carrier.

3.   Deferred Charges

Deferred charges as of December 31, 1999 and 1998 consist of the following (in thousands):

                                                  1999          1998
       ------------------------------------ ----------- -------------
       Deferred lease costs                    $11,110       $ 9,551
       Deferred financing costs                  5,866         5,691
       ------------------------------------ ----------- -------------
                                                16,976        15,242
       Accumulated amortization                  8,800         7,024
       ------------------------------------ ----------- -------------
                                               $ 8,176       $ 8,218
       ------------------------------------ ----------- -------------

Amortization of deferred lease costs for the years ended December 31, 1999, 1998 and 1997 was $1,459,000, $1,019,000, and $873,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying statements of operations, for the years ended December 31, 1999, 1998 and 1997 was $1,005,000, $1,076,000, and $1,094,000 respectively. During 1999 and 1998, the Operating Partnership expensed the remaining unamortized financing costs totaling $345,000 and $460,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as extraordinary items in the accompanying statements of operations.

4.   Other Assets

Included in other assets are notes receivable totaling $2.8 million from Stanley
K. Tanger, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Tanger and the Operating Partnership have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Operating Partnership for an investment in a separate e-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

Also included in other assets is a receivable of $4.2 million from the Operating Partnership's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Operating Partnership's outlet center in Stroud, Oklahoma. The center was destroyed by a tornado in May 1999. Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Operating Partnership recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

5.   Asset Write-Down

During 1998, the Operating Partnership discontinued the development of its Concord, North Carolina, Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Operating Partnership. As a result, the Operating Partnership recorded a $2.7 million charge in the fourth quarter of 1998 to write-off the carrying amount of these projects, net of proceeds received from the sale of the Operating Partnership's interest in the Concord project to an unrelated third party.

6.   Long-term Debt

Long-term debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                                        1999            1998
     ------------------------------------------------------------------------ --------------- ---------------
     8.75% Senior, unsecured notes, maturing March 2001                             $ 75,000        $ 75,000
     7.875% Senior, unsecured notes, maturing October 2004                            75,000          75,000
     Mortgage notes with fixed interest at:
        8.625%, maturing September 2000                                                9,460           9,805
        8.92%, maturing January 2002                                                     ---          47,405
        9.77%, maturing April 2005                                                    15,351          15,580
        7.875%, maturing April 2009                                                   65,841             ---
     Revolving lines of credit with variable  interest rates ranging from either prime less .25% to prime or from LIBOR plus 1.55%
        to LIBOR plus 1.60%                                                           88,995          79,695
     ------------------------------------------------------------------------ --------------- ---------------
                                                                                   $ 329,647       $ 302,485
     ------------------------------------------------------------------------ --------------- ---------------

The Operating Partnership maintains revolving lines of credit which provide for borrowing up to $100 million. The agreements expire at various times through the year 2002. Interest is payable based on alternative interest rate bases at the Operating Partnership's option. Amounts available under these facilities at December 31, 1999 totaled $11.0 million. Certain of the Operating Partnership's properties, which had a net book value of approximately $88.9 million at December 31, 1999, serve as collateral for the fixed rate mortgages.

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

Maturities of the existing long-term debt are as follows (in thousands):

 Year                                  Amount               %
 ---------------------------------- ------------- ------------
 2000                                   $ 10,654            3
 2001                                    117,291           36
 2002                                     49,381           15
 2003                                      1,497          ---
 2004                                     76,618           23
 Thereafter                               74,206           23
 ---------------------------------- ------------- ------------
                                       $ 329,647          100
 ---------------------------------- ------------- ------------

In January 2000, the Operating Partnership entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Operating Partnership entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

7.   Derivatives and Fair Value of Financial Instruments

In October 1998, the Operating Partnership entered into an interest rate swap agreement effective through October 2001 with a notional amount of $20 million that fixed the 30 day LIBOR index at 5.47%. The Operating Partnership terminated this agreement in June 1999. The Operating Partnership had a similar agreement with a notional amount of $10 million at a fixed 30 day LIBOR index of 5.99% that expired during 1998. The impact of these agreements had an insignificant effect on interest expense during 1999, 1998 and 1997.

In anticipation of offering the senior, unsecured notes due 2004, the Operating Partnership entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Operating Partnership received proceeds of $714,000. Such amount is being amortized as a reduction to interest expense over the life of the notes. The overall effective interest rate on the notes, after giving consideration to these proceeds, is 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1999, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $324.4 million.

8.   Partnership Equity

At December 31, 1999 and 1998, the ownership interests of the Operating Partnership consisted of the following:

                                                 1999           1998
       --------------------------------- ------------- --------------
       Preferred units                         85,270         88,270
       --------------------------------- ------------- --------------
       Partnership Units:
          General partner                     150,000      7,897,606
          Limited partners                 10,760,140      3,033,305
       --------------------------------- ------------- --------------
             Total                         10,910,140     10,930,911
       --------------------------------- ------------- --------------

During 1997, the Company completed an additional public offering of 1,080,000 common shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 Units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

The Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") were sold to the public during 1993 in the form of Depositary Shares, each representing 1/10 of a Preferred Share. Proceeds from this offering, net of underwriters discount and estimated offering expenses, were contributed to the Operating Partnership in return for preferred partnership Units. The Preferred Shares have a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate per Depositary Share equal to the greater of (i) $1.575 per year or (ii) the dividends on the common shares or portion thereof, into which a depositary share is convertible. The Preferred Shares rank senior to the common shares in respect of dividend and liquidation rights.

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. Preferred partnership Units are automatically converted into limited partnership Units to the extent of any conversion of the Company's Series A Preferred Shares into the Company's common shares. At December 31, 1999, 768,269 common shares of the Company (and 768,269 Units of the Operating Partnership) were reserved for the conversion of Depositary Shares (and Preferred Units). The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

The Company's Board of Directors has authorized the repurchase of up to $6 million of the Company's common shares. Proceeds required to repurchase these common shares are funded by the Operating Partnership in exchange for an equivalent number of partnership units in the Operating Partnership. The timing and amount of purchases will be at the discretion of management. During 1999 and 1998, the Company purchased and retired 48,300 and 10,000 common shares at a price of $958,000 and $216,000, respectively. The amount authorized for future repurchases remaining at December 31, 1999 totaled $4.8 million.

10.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, for the years ended December 31, 1999, 1998 and 1997 is set forth as follows (in thousands, except per unit amounts):

                                                                        1999        1998    1997
-----------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                  $ 21,211    $ 16,103    $ 17,583
  Less applicable preferred unit distributions                        (1,917)     (1,911)     (1,808)
-----------------------------------------------------------------------------------------------------
  Income available to the general and limited partners-
    numerator for basic and diluted earnings per unit                 19,294      14,192      15,775
-----------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average partnership units                            10,894      10,919      10,061
  Effect of outstanding unit options                                      10         121         110
-----------------------------------------------------------------------------------------------------
  Diluted weighted average partnership units                          10,904      11,040      10,171
-----------------------------------------------------------------------------------------------------
Basic earnings per unit before extraordinary item                     $ 1.77      $ 1.30      $ 1.57
-----------------------------------------------------------------------------------------------------
Diluted earnings per unit before extaordinary item                    $ 1.77      $ 1.28      $ 1.55
-----------------------------------------------------------------------------------------------------

Options to purchase units excluded from the computation of diluted earnings per unit during 1999 and 1998 because the exercise price was greater than the average market price of the Company's common shares totaled 651,418 and 244,775 units. During 1997, all options had exercise prices less than the average market price. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

11.  Employee Benefit Plans

The Company has a non-qualified and incentive share option plan ("The Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for common shares of the Company. The Operating Partnership accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts (in thousands, except per unit amounts):

                                            1999              1998             1997
 ------------------ ---------------- ------------ ----------------- ----------------

 Net income:        As reported         $ 20,866          $ 15,643         $ 17,583
                    Pro forma             20,599          $ 15,409         $ 17,403

 Basic EPS:         As reported           $ 1.74            $ 1.26           $ 1.57
                    Pro forma             $ 1.71            $ 1.24           $ 1.55

 Diluted EPS:       As reported           $ 1.74            $ 1.24           $ 1.55
                    Pro forma             $ 1.71            $ 1.23           $ 1.54

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: expected distribution yields of 10%; expected lives ranging from 5 years to 7 years; expected volatility 20%; and risk-free interest rates ranging from 4.72% to 5.50%.

The Company and the Operating Partnership may issue up to a combined 1,750,000 shares and units under The Share Option Plan and The Unit Option Plan. The Company and the Operating Partnership have granted 1,343,070 options, net of options forfeited, through December 31, 1999. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1999 have exercise prices between $22.125 and $30.50, with a weighted average exercise price of $24.55 and a weighted average remaining contractual life of 6.2 years.

Unamortized share compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was fully amortized in 1998. Compensation expense recognized during 1998 and 1997 was $195,000, and $338,000, respectively.

A summary of the status of the Operating Partnership's plan at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                   1999                       1998                      1997
                                         ------------------------- --------------------------- -----------------------
                                                        Wtd Avg                    Wtd Avg                  Wtd Avg
                                           Units        Ex Price      Units        Ex Price       Units     Ex Price
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------

Outstanding at beginning of year         1,030,660        $ 25.16       847,230       $ 23.67     888,950     $ 23.69
Granted                                    226,800          22.13       262,600         30.15         ---         ---
Exercised                                     (500)         23.80       (28,280)        23.94     (29,700)      23.68
Forfeited                                  (29,470)         26.94       (50,890)        26.94     (12,020)      24.41
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------
Outstanding at end of year               1,227,490        $ 24.55     1,030,660       $ 25.16     847,230     $ 23.67
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------
Exercisable at end of year                 718,630        $ 23.97       592,320       $ 23.41     456,350     $ 23.37
Weighted average fair value of
   options granted                          $ 1.05                       $ 1.60                       ---

The Operating Partnership has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all officers and employees of the Operating Partnership. The 401(k) Plan permits employees of the Operating Partnership, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by the Operating Partnership at a rate of compensation deferred to be determined annually at the Operating Partnership's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment. The employer matching contribution expense for the years 1999, 1998 and 1997 was immaterial.

12.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                              1999        1998         1997
       -------------------------------- ----------- ----------- ------------
       Advertising and promotion           $ 8,579     $ 9,069      $ 8,452
       Common area maintenance              12,296      11,929       11,113
       Real estate taxes                     7,396       6,202        5,004
       Other operating expenses              2,314       1,906        1,700
       -------------------------------- ----------- ----------- ------------
                                          $ 30,585    $ 29,106     $ 26,269
       -------------------------------- ----------- ----------- ------------

13.  Lease Agreements

The Operating Partnership is the lessor of a total of 1,310 stores in 31 factory outlet centers, under operating leases with initial terms that expire from 2000 to 2017. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

   2000                            $ 63,730
   2001                              56,549
   2002                              46,886
   2003                              32,125
   2004                              20,449
   Thereafter                        44,106
   -------------------- --------------------
                                  $ 263,845
   -------------------- --------------------

14.  Commitments and Contingencies

At December 31, 1999, commitments for construction of new developments and additions to existing properties amounted to $3.0 million. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $566,000 and $517,000 at December 31, 1999 and 1998, respectively.

The Operating Partnership's noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $1,481,000, 1,090,000, and $778,000, for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

  2000                             $1,821
  2001                              1,759
  2002                              1,705
  2003                              1,550
  2004                              1,507
  Thereafter                       55,164
  ------------------ ---------------------
                                  $63,506
  ------------------ ---------------------

The Operating Partnership is also subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will have no material effect on the Operating Partnership's results of operations or financial condition.

16.  Acquisitions

During 1998, the Operating Partnership completed the acquisitions of two factory outlet centers containing approximately 359,000 square feet of gross leasable area for purchase prices that aggregated $44.7 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the results of operations since the applicable acquisition date.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of each period presented, nor does it purport to represent the results of operations for future periods. The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the all of the acquisitions had occurred as of the January 1, 1998 (unaudited and in thousands, except per unit data).

                                                        1998
        ---------------------------------------- ------------
        Total revenues                              $100,840
        Income before extraordinary item              16,366
        Net income                                    15,906
        Basic net income per unit:
           Income before extraordinary item             1.32
           Net income                                   1.28
        Diluted net income per unit:
           Income before extraordinary item             1.31
           Net income                                   1.27
        ---------------------------------------- ------------

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

                                        PricewaterhouseCoopers LLP

Greensboro, North Carolina
January 26, 2000

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In thousands)
                                                                                Costs Capitalized                Gross Amount
                                                                                  Subsequent to                   Carried at
                                                                                   Acquisition                  Close of Period
            Description                              Initial cost to Company      (Improvements)                  12/31/99 (1)
----------------- ------------------- -------------- --------- -------------- -------- -------------- --------- -------------------
                                                                Buildings,              Buildings,            Buildings,
 Outlet Center                                                 Improvements            Improvements           Improvements
      Name             Location       Encumbrances     Land     & Fixtures     Land     & Fixtures     Land   & Fixtures    Total
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Barstow           Barstow, CA               $  --    $3,941       $ 12,533    $ ---         $1,110    $3,941     $13,643   $17,584
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Blowing Rock      Blowing Rock, NC            ---     1,963          9,424      ---          2,032     1,963      11,456    13,419
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Boaz              Boaz, AL                    ---       616          2,195      ---          1,673       616       3,868     4,484
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Bourne            Bourne, MA                  ---       899          1,361      ---            255       899       1,616     2,515
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Branch            North Branch, MN            ---       304          5,644      249          2,514       553       8,158     8,711
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Branson           Branson, MO                 ---     4,557         25,040      ---          6,146     4,557      31,186    35,743
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Casa Grande       Casa Grande, AZ             ---       753          9,091      ---          1,233       753      10,324    11,077
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Clover            North Conway, NH            ---       393            672      ---            246       393         918     1,311
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Commerce I        Commerce, GA              9,460       755          3,511      492          8,318     1,247      11,829    13,076
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Commerce II       Commerce, GA                ---     1,262         14,046      541         16,986     1,803      31,032    32,835
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Dalton            Dalton, GA               11,658     1,641         15,596      ---             54     1,641      15,650    17,291
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Ft. Lauderdale    Ft. Lauderdale, FL                  9,412          6,986      ---            ---     9,412       6,986    16,398
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Gonzales          Gonzales, LA                ---       947         15,895       17          3,908       964      19,803    20,767
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Kittery-I         Kittery, ME               6,634     1,242          2,961      229          1,288     1,471       4,249     5,720
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Kittery-II        Kittery, ME                 ---       921          1,835      529            236     1,450       2,071     3,521
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Lancaster         Lancaster, PA            15,351     3,691         19,907      ---          6,341     3,691      26,248    29,939
=---------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Lawrence          Lawrence, KS                ---     1,013          5,542      429            865     1,442       6,407     7,849
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
LL Bean           North Conway, NH            ---     1,894          3,351      ---          1,026     1,894       4,377     6,271
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Locust Grove      Locust Grove, GA            ---     2,558         11,801      ---          7,304     2,558      19,105    21,663
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Martinsburg       Martinsburg, WV             ---       800          2,812      ---          1,256       800       4,068     4,868
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
McMinnville       McMinnville, OR             ---     1,071          8,162        6            748     1,077       8,910     9,987
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Nags Head         Nags Head, NC               ---     1,853          6,679      ---          1,016     1,853       7,695     9,548
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Pigeon Forge      Pigeon Forge, TN            ---       299          2,508      ---          1,639       299       4,147     4,446
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Riverhead         Riverhead, NY               ---       ---         36,374    6,152         66,736     6,152     103,110   109,262
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
San Marcos        San Marcos, TX           19,802     1,895          9,440       17         11,006     1,912      20,446    22,358
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Sanibel           Sanibel, FL                 ---     4,916         23,196      ---          2,121     4,916      25,317    30,233
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Sevierville       Sevierville, TN             ---       ---         18,495      ---         22,242       ---      40,737    40,737
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Seymour           Seymour, IN                 ---     1,671         13,249      ---            693     1,671      13,942    15,613
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Stroud            Stroud, OK                  ---       446          2,242      ---            ---       446       2,242     2,688
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Terrell           Terrell, TX                 ---       778         13,432      ---          4,387       778      17,819    18,597
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
West Branch       West Branch, MI           7,401       350          3,428      121          4,382       471       7,810     8,281
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
Williamsburg      Williamsburg, IA         20,346       706          6,781      716         11,221     1,422      18,002    19,424
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------
                                          $90,652  $ 53,547       $314,189   $9,498       $188,982   $63,045    $503,171  $566,216
----------------- ------------------- ------------ --------- -------------- -------- -------------- --------- ----------- ---------

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In thousands)

                                               Life Used to
                                                  Compute
                                               Depreciation
 Outlet Center     Accumulated     Date of       in Income
      Name         Depreciation  Construction    Statement
-----------------  ------------- ------------- --------------
Barstow                  $3,647      1995           (2)
-----------------  ------------- ------------- --------------
Blowing Rock                786    1997 (3)         (2)
-----------------  ------------- ------------- --------------
Boaz                      1,600      1988           (2)
-----------------  ------------- ------------- --------------
Bourne                      757      1989           (2)
-----------------  ------------- ------------- --------------
Branch                    2,966      1992           (2)
-----------------  ------------- ------------- --------------
Branson                   7,739      1994           (2)
-----------------  ------------- ------------- --------------
Casa Grande               4,133      1992           (2)
-----------------  ------------- ------------- --------------
Clover                      419      1987           (2)
-----------------  ------------- ------------- --------------
Commerce I                3,923      1989           (2)
-----------------  ------------- ------------- --------------
Commerce II               4,454      1995           (2)
-----------------  ------------- ------------- --------------
Dalton                      930    1998 (3)         (2)
-----------------  ------------- ------------- --------------
Ft. Lauderdale               44    1999 (3)         (2)
-----------------  ------------- ------------- --------------
Gonzales                  6,578      1992           (2)
-----------------  ------------- ------------- --------------
Kittery-I                 2,175      1986           (2)
-----------------  ------------- ------------- --------------
Kittery-II                  923      1989           (2)
-----------------  ------------- ------------- --------------
Lancaster                 5,913    1994 (3)         (2)
=----------------  ------------- ------------- --------------
Lawrence                  1,839      1993           (2)
-----------------  ------------- ------------- --------------
LL Bean                   1,786      1988           (2)
-----------------  ------------- ------------- --------------
Locust Grove              4,547      1994           (2)
-----------------  ------------- ------------- --------------
Martinsburg               1,876      1987           (2)
-----------------  ------------- ------------- --------------
McMinnville               3,021      1993           (2)
-----------------  ------------- ------------- --------------
Nags Head                   685    1997 (3)         (2)
-----------------  ------------- ------------- --------------
Pigeon Forge              1,754      1988           (2)
-----------------  ------------- ------------- --------------
Riverhead                14,376      1993           (2)
-----------------  ------------- ------------- --------------
San Marcos                4,984      1993           (2)
-----------------  ------------- ------------- --------------
Sanibel                   1,112    1998 (3)         (2)
-----------------  ------------- ------------- --------------
Sevierville               2,878    1997 (3)         (2)
-----------------  ------------- ------------- --------------
Seymour                   3,920      1994           (2)
-----------------  ------------- ------------- --------------
Stroud                      948      1992           (2)
-----------------  ------------- ------------- --------------
Terrell                   4,738      1994           (2)
-----------------  ------------- ------------- --------------
West Branch               2,672      1991           (2)
-----------------  ------------- ------------- --------------
Williamsburg              6,568      1991           (2)
-----------------  ------------- ------------- --------------
                       $104,511
-----------------  ------------- ------------- --------------

(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $559,611,000

(2) The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.

(3)  Represents year acquired

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 1999 are as follows:

                                                       1999             1998             1997
                                              -------------- ---------------- ----------------
        Balance, beginning of year                 $529,247        $ 454,708        $ 358,361
        Acquisition of real estate                   15,500           44,650           37,500
        Improvements                                 31,343           31,599           59,519
        Dispositions and other                       (9,874)          (1,710)            (672)
                                              -------------- ---------------- ----------------
        Balance, end of year                       $566,216        $ 529,247        $ 454,708
                                              ============== ================ ================


The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                       1999             1998             1997
                                              -------------- ---------------- ----------------
        Balance, beginning of year                  $84,685         $ 64,177         $ 46,907
        Depreciation for the period                  23,095           20,873           17,327
        Dispositions and other                       (3,269)            (365)             (57)
                                              -------------- ---------------- ----------------
        Balance, end of year                       $104,511         $ 84,685         $ 64,177
                                              ============== ================ ================

                                        F - 17