Form 10-Q
period 2000-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2000-05-15
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                   Page Number

Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three months ended March 31, 2000 and 1999        3

           Balance Sheets
                As of March 31, 2000 and December 31, 1999                4

           Statements of Cash Flows
                For the three months ended March 31, 2000 and 1999        5

           Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7



                           Part II. Other Information

Item 1.  Legal proceedings                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                       (In thousands, except per unit data)

                                                                                                Three Months Ended
                                                                                              March 31,
                                                                                               2000             1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
REVENUES
  Base rentals                                                                              $17,458          $17,071
  Percentage rentals                                                                            453              408
  Expense reimbursements                                                                      6,963            6,358
  Other income                                                                                  943              326
---------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                        25,817           24,163
---------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                          7,439            6,889
  General and administrative                                                                  1,761            1,674
  Interest                                                                                    6,662            5,969
  Depreciation and amortization                                                               6,438            6,179
---------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                        22,300           20,711
---------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                              3,517            3,452
Extraordinary item - Loss on early extinguishment of debt                                       ---             (345)
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                    3,517            3,107
Less applicable preferred unit distributions                                                   (466)            (479)
---------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                                                    3,051            2,628
Income allocated to limited partners                                                         (3,009)            (730)
---------------------------------------------------------------------------------------------------------------------
Income allocated to general partner                                                             $42           $1,898
=====================================================================================================================

Basic earnings per common unit:
  Income before extraordinary item                                                             $.28             $.27
  Extraordinary item                                                                            ---             (.03)
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                   $.28             $.24
=====================================================================================================================

Diluted earnings per common unit:
  Income before extraordinary item                                                             $.28             $.27
  Extraordinary item                                                                            ---             (.03)
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                   $.28             $.24
=====================================================================================================================

Distributions paid per common unit                                                             $.61             $.60
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                      BALANCE SHEETS
                                                      (In thousands)

                                                                                                March 31,    December 31,
                                                                                                  2000           1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
ASSETS
Rental Property
Land                                                                                                $63,045         $63,045
Buildings, improvements and fixtures                                                                507,709         484,277
Developments under construction                                                                         975          18,894
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    571,729         566,216
Accumulated depreciation                                                                           (110,479)       (104,511)
----------------------------------------------------------------------------------------------------------------------------
Rental property, net                                                                                461,250         461,705
Cash and cash equivalents                                                                               200             501
Deferred charges, net                                                                                 8,526           8,176
Other assets                                                                                         15,346          19,469
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $485,322        $489,851
============================================================================================================================

LIABILITIES AND PARTNERS' EQUITY
Liabilites
Long-term debt
Senior, unsecured notes                                                                            $150,000        $150,000
Mortgages payable                                                                                    90,349          90,652
Credit facilities                                                                                    89,268          88,995
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    329,617         329,647
Construction trade payables                                                                           6,372           6,287
Accounts payable and accrued expenses                                                                11,827          12,863
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   347,816         348,797
----------------------------------------------------------------------------------------------------------------------------
Commitments
Partners' equity
General partner                                                                                       1,878           1,927
Limited partners                                                                                    135,628         139,127
----------------------------------------------------------------------------------------------------------------------------
Total partners' equity                                                                              137,506         141,054
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and partners' equity                                                             $485,322        $489,851
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                                    2000                1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                        $3,517              $3,107
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                                      6,438               6,179
Amortization of deferred financing costs                                                             288                 274
Loss on early extinguishment of debt                                                                 ---                 345
Straight-line base rent adjustment                                                                     9                (150)
Increase (decrease) due to changes in:
Other assets                                                                                         407               1,870
Accounts payable and accrued expenses                                                             (1,036)               (200)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activites                                                           9,623              11,425
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to rental properties                                                                    (5,417)            (11,237)
Additions to deferred lease costs                                                                   (609)               (549)
Insurance proceeds from casualty losses                                                            4,046                 ---
Advances to officer                                                                                 (411)                ---
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                             (2,391)            (11,786)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repurchase of partnership units                                                                      ---                (667)
Cash distributions paid                                                                           (7,065)             (7,036)
Proceeds from notes payable                                                                          ---              66,500
Repayments on notes payable                                                                         (303)            (47,544)
Proceeds from credit facilities                                                                   31,578              26,110
Repayments on credit facilities                                                                  (31,305)            (42,350)
Additions to deferred financing costs                                                               (438)               (786)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                             (7,533)             (5,773)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (301)             (6,134)
Cash and cash equivalents, beginning of period                                                       501               6,334
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                            $200                $200
=============================================================================================================================

Supplemental schedule of non-cash investing activities
The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of March 31, 2000 and 1999 amounted to $6,372 and $6,468, respectively.

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

     1. Interim Financial Statements

     The   unaudited   Financial   Statements  of  Tanger   Properties   Limited
     Partnership, a North Carolina limited partnership (the "Operating Partnership"), have been prepared pursuant to generally accepted accounting principles and should be read in conjunction with the Financial Statements and Notes thereto of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

     The accompanying Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

     2. Development of Rental Properties

     During the first quarter of 2000, the Operating Partnership added 43,200 square feet to the portfolio in Commerce, GA and Sevierville, Tennessee. In addition, the Operating Partnership has approximately 83,200 square feet of expansion space under construction in four centers.

     Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2000. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

     Interest costs capitalized during the three months ended March 31, 2000 and 1999 amounted to $238,000 and $346,000, respectively.

     3. Other Assets

     Other assets include a receivable totaling $3.2 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the general partner. Mr. Tanger and the Operating Partnership have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Operating Partnership for an investment in a separate E-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

     4. Long-Term Debt

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

     At March 31, 2000, the Operating Partnership had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $30.7 million was available for additional borrowings.

     5. Earnings Per Unit

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                         2000         1999
-----------------------------------------------------------------------------------------------------------
Numerator:
Income before extraordinary item                                                       $3,517       $3,452
Less applicable preferred unit distributions                                             (466)        (479)
-----------------------------------------------------------------------------------------------------------
Income available to common unitholders -
numerator for basic and diluted earnings per unit                                       3,051        2,973
-----------------------------------------------------------------------------------------------------------
Denominator:
Basic weighted average common units                                                    10,910       10,918
Effect of outstanding unit options                                                          6          ---
-----------------------------------------------------------------------------------------------------------
Diluted weighted average common units                                                  10,916       10,918
-----------------------------------------------------------------------------------------------------------
Basic earnings per unit before extraordinary item                                        $.28         $.27
===========================================================================================================
Diluted earnings per unit before extaordinary item                                       $.28         $.27
===========================================================================================================

     The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. Options excluded for the three months ended March 31, 2000 and 1999 totaled 1,230,440 and 1,262,109, respectively. The assumed conversion of preferred units to common units as of the beginning of the year would have been anti-dilutive.

     At March 31, 2000 and December 31, 1999, the ownership interests of the Operating Partnership consisted of the following:

                                                                         2000          1999
       ---------------------------------------------------------- ------------- --------------
       Preferred units                                                  85,270         85,270
       ---------------------------------------------------------- ------------- --------------
       Common units:
          General partner                                              150,000        150,000
          Limited partners                                          10,760,140     10,760,140
       ---------------------------------------------------------- ------------- --------------
             Total                                                  10,910,140     10,910,140
       =======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Operating Partnership's results of operations reported in the statements of operations compares the three months ended March 31, 2000 with the three months ended March 31, 1999. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

- availability and cost of capital (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

- our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At March 31, 2000, the Operating Partnership owned 31 centers in 22 states totaling 5.2 million square feet compared to 31 centers in 23 states totaling
5.1 million square feet at March 31, 1999. Since March 31, 1999, the Operating Partnership has acquired one center and expanded four centers, increasing GLA by approximately 327,000 square feet. However, on May 3, 1999, a tornado destroyed the center in Stroud, Oklahoma, reducing GLA by 198,000 square feet.

During the quarter, the Operating Partnership added 43,200 square feet to the portfolio in Commerce, GA and Sevierville, Tennessee from previous expansions that began in 1999. In addition, the Operating Partnership has approximately 83,200 square feet of expansion space under construction in four centers which are scheduled to open in the next six months.

A summary of the operating results for the three months ended March 31, 2000 and 1999 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                2000           1999
----------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                              5,191          5,062
Weighted average GLA (000's) (1)                                               5,168          5,039
Outlet centers in operation                                                       31             31
New centers acquired                                                             ---            ---
Centers disposed of or sold                                                      ---            ---
Centers expanded                                                                 ---              1
States operated in at end of period                                               22             23
Occupancy percentage at end of period                                             95             94

Per square foot
Revenues
Base rentals                                                                   $3.38          $3.39
Percentage rentals                                                               .09            .08
Expense reimbursements                                                          1.35           1.26
Other income                                                                     .18            .06
----------------------------------------------------------------------------------------------------
Total revenues                                                                  5.00           4.79
----------------------------------------------------------------------------------------------------
Expenses
Property operating                                                              1.44           1.37
General and administrative                                                       .34            .33
Interest                                                                        1.29           1.18
Depreciation and amortization                                                   1.25           1.23
----------------------------------------------------------------------------------------------------
Total expenses                                                                  4.32           4.11
----------------------------------------------------------------------------------------------------

Income before extraordinary item                                                $.68           $.68
====================================================================================================
(1) GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Base rentals increased $387,000, or 2%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions and the acquisition completed since March 31, 1999, as mentioned in the Overview above, offset by the loss of rent from the center in Stroud, Oklahoma. Base rent per weighted average GLA decreased slightly by $.01 per square foot from $3.38 per square foot in the first three months of 2000 compared to $3.39 per square foot in the first three months of 1999.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $45,000, and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999. For the three months ended March 31, 2000, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1999, increased by 4% when compared to the first three months of 1999. Reported same-space sales for the rolling twelve months ended March 31, 2000, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased to $270, or 6%, reflecting the continued success of the Operating Partnership's strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 92% in 1999 to 94% in 2000 primarily as a result decreases in certain non-reimbursable expenses.

Other income increased $617,000 in 2000 compared to 1999 primarily due to the recognition of $493,00 in business interruption insurance proceeds relating to the Stroud center.

Property operating expenses increased by $550,000, or 8%, in the 2000 period as compared to the 1999 period and, on a weighted average GLA basis, increased $.07 per square foot from $1.37 to $1.44. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $87,000, or 5%, in the 2000 period as compared to the 1999 period. However, as a percentage of total revenues, general and administrative expenses were approximately 7% of total revenues in both the 2000 and 1999 periods and, on a weighted average GLA basis, increased $.01 per square foot from $.33 in 1999 to $.34 in 2000 reflecting the absorption of the acquisition and expansions in 1999 without corresponding increases in general and administrative expenses.

Interest expense increased $693,000 during 2000 as compared to 1999 due to the incremental financing needed to fund the 1999 expansions and the November 1999 acquisition and due to higher interest rates on the Operating Partnership's variable rate debt and on its new $20.0 million term loan established in January 2000. Depreciation and amortization per weighted average GLA increased slightly from $1.23 per square foot in the 1999 period to $1.25 per square foot in the 2000 period.

The extraordinary loss recognized in the 1999 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished during the period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.6 million and $11.4 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in payables and an increase in receivables during 2000 when compared to 1999. Net cash used in investing activities was $2.4 and $11.8 million during 2000 and 1999, respectively. Cash used was lower in 2000 primarily due to the decrease in cash paid for expansion activities and due to $4.0 million received in insurance proceeds relating to the Stroud, Oklahoma center. Net cash used in financing activities amounted to $7.5 million and $5.8 million during the first three months of 2000 and 1999.

During the quarter, the Operating Partnership added 43,200 square feet to the portfolio in Commerce, GA and Sevierville, Tennessee. In addition, the Operating Partnership has approximately 83,200 square feet of expansion space under construction in four centers which are scheduled to open in the next six months. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2000. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

The Operating Partnership also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Operating Partnership is in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the existing Bass Pro Outdoor World store. If the Operating Partnership decides to develop this project, it anticipates stores in this phase to begin opening in early 2001. Based on tenant demand, the Operating Partnership also has an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA where it plans to develop a new 300,000 square foot outlet center.

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

Other assets include a receivable totaling $3.2 million from Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the general partner. Mr. Tanger and the Operating Partnership have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Operating Partnership for an investment in a separate E-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

The Operating Partnership maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $30.7 million was available for additional borrowings at March 31, 2000. As a general matter, the Operating Partnership anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Operating Partnership and Tanger Factory Outlet Centers, Inc., the sole owner of the Operating Partnership's general partner, could issue up to $100 million in additional debt securities and $100 million in additional equity securities. With the decline in the real estate debt and equity markets, the Operating Partnership may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Operating Partnership may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. The Operating Partnership may also consider selling certain properties that do not meet the Operating Partnership's long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Operating Partnership has access to the necessary financing to fund the planned capital expenditures during 2000.

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

At March 31, 2000, approximately 73% of the outstanding long-term debt represented unsecured borrowings and approximately 80% of the Operating Partnership's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on March 31, 2000 was 8.2%.

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

On April 13, 2000, the Board of Trustees of the general partner declared a $.6075 cash distribution per common unit payable on May 15, 2000 to each unitholder of record on April 28, 2000. The Board of Trustees of the general partner also declared a cash distribution of $.5474 per preferred unit payable on May 15, 2000 to each preferred unitholder of record on April 28, 2000.

Market Risk

The Operating Partnership is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Operating Partnership does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Operating Partnership negotiates long-term fixed rate debt instruments and enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2000, the Operating Partnership had interest rate swap agreements effective through January 2002 with a notional amount of $20 million. Under this agreement, the Operating Partnership receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 6.5%. These swaps effectively change the Operating Partnership's payment of interest on $20 million of variable rate debt to fixed rate debt for the contract period at a rate of 8.75%.

The fair value of the interest rate swap agreements represent the estimated receipts or payments that would be made to terminate the agreements. At March 31, 2000, the Operating Partnership would have received $136,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would decrease this amount received by approximately $324,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total long-term debt at March 31, 2000 was $323.8 million and the recorded value was $329.6 million. A 1% increase from prevailing interest rates at March 31, 2000 would result in a decrease in fair value of total long-term debt by approximately $4.7 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

In October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") issued interpretive guidance regarding the calculation of FFO.
NAREIT's leadership determined that FFO should include both recurring and non-recurring operating results, except those results defined as extraordinary items under generally accepted accounting principles and gains and losses from sales of depreciable operating property. All REITS are encouraged to implement the recommendations of this guidance effective for fiscal periods beginning in 2000 for all periods presented in financial statements or tables. The Operating Partnership's adoption of the new NAREIT clarification as of January 1, 2000 had no impact on amounts previously reported as funds from operations.

Below is a calculation of funds from operations for the three months ended March 31, 2000 and 1999 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                    2000          1999
-------------------------------------------------------------------------------------------------------
Funds from Operations:
Net income                                                                        $3,517        $3,107
Adjusted for:
Extraordinary item - loss on early extinguishment of debt                            ---           345
Depreciation and amortization uniquely significant to real estate                  6,378         6,121
-------------------------------------------------------------------------------------------------------
Funds from operations                                                             $9,895        $9,573
=======================================================================================================

Cash flows provided by (used in):
Operating activites                                                               $9,623       $11,425
Investing activities                                                             $(2,391)     $(11,786)
Financing activities                                                             $(7,533)      $(5,773)

Weighted average units outstanding (1)                                            11,684        11,713
=======================================================================================================

(1)  Assumes the preferred units and unit options are converted to common units.

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

As part of its strategy of aggressively managing its assets, the Operating Partnership is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Polo, Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Operating Partnership anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 26% of the Operating Partnership's lease portfolio is scheduled to expire during the next two years. Approximately 712,000 square feet of space is up for renewal during 2000 and approximately 629,000 square feet will come up for renewal in 2001. If the Operating Partnership were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 283,000, or 40%, of the square feet scheduled to expire in 2000 have already been renewed by the existing tenants. In addition, the Operating Partnership continues to attract and retain additional tenants. The Operating Partnership's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Operating Partnership reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 7% of the Operating Partnership's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Operating Partnership's results of operation and financial condition as a result of leases to be renewed or stores to be released.

Year 2000 Compliance

The Operating Partnership did not experience any systems or other Year 2000 ("Y2K") problems during the first quarter of 2000. In 1999, the Operating Partnership spent approximately $220,000 to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The Operating Partnership is not aware of any other significant costs to be incurred to address future Y2K problems.

There are a number of Y2K related items that may affect the Operating Partnership's results of operations. For example, the Operating Partnership's spending patterns or cost relationships may have been affected by large Y2K remediation expenditures or the postponement of certain expenses. The Operating Partnership's revenue patterns may have been affected by unusual tenant behavior, such as delayed openings or delayed payments of rents until after Y2K. In addition, some companies may have postponed Information Technology projects or other capital spending in preparing for Y2K which could impact the Operating Partnership's liquidity requirements. The Operating Partnership has not experienced any of these situations and does not believe that any exist which might materially impact the Operating Partnership's results of operations or liquidity.

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

The Operating Partnership's assessment of major third parties' Y2K readiness included sending surveys to tenants and key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Operating Partnership received responses to approximately 73% of the surveys sent to tenants, banks and key suppliers. Of the companies who responded, 99% indicated they were presently, or would be by the year 2000, Y2K compliant. The Operating Partnership is not aware of any significant third parties who are not currently Y2K compliant. However, there can be no assurance that all third parties are currently Y2K compliant and that all will be able to continue to conduct transactions with the Operating Partnership successfully. There also can be no assurance that Y2K problems of third parties or of the Operating Partnership's own systems which did not surface in the first three months of 2000 will not be a problem sometime in the near future.

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

              None.

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TANGER PROPERTIES LIMITED PARTNERSHIP

                                   By:    Tanger GP Trust, its general partner

                                   By:    /s/  FRANK C. MARCHISELLO, JR.
                                          -------------------------------
                                          Frank C. Marchisello, Jr.
                                          Treasurer

DATE: May 11, 2000