Form 10-Q
period 2000-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2000-08-11
CIK 1004036

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                   Page Number

   Item 1.  Financial Statements (Unaudited)

     Statements of Operations
          For the three and six months ended June 30, 2000 and 1999     3

     Balance Sheets
          As of June 30, 2000 and December 31, 1999                     4

     Statements of Cash Flows
          For the six months ended June 30, 2000 and 1999               5

     Notes to Financial Statements                                      6

   Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8



                           Part II. Other Information

   Item 1.  Legal proceedings                                          16

   Item 6.  Exhibits and Reports on Form 8-K                           16

   Signatures                                                          16

                                        TANGER PROPERTIES LIMITED PARTNERSHIP
                                              STATEMENTS OF OPERATIONS
                                        (In thousands, except per unit data)

                                                                          Three Months Ended         Six Months Ended
                                                                           June 30,                      June 30,
                                                                       2000        1999             2000         1999
----------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                  (unaudited)
REVENUES
  Base rentals                                                     $ 17,962    $ 17,092         $ 35,420     $ 34,163
  Percentage rentals                                                    551         478            1,004          886
  Expense reimbursements                                              7,384       6,851           14,347       13,209
  Other income                                                        1,393         718            2,336        1,044
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                                27,290      25,139           53,107       49,302
----------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                  8,268       7,339           15,707       14,228
  General and administrative                                          1,866       1,855            3,627        3,529
  Interest                                                            6,937       6,042           13,599       12,011
  Depreciation and amortization                                       6,537       6,146           12,975       12,325
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                                23,608      21,382           45,908       42,093
----------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate
   and extraordinary item                                             3,682       3,757            7,199        7,209
Loss on sale of real estate                                          (5,935)        ---           (5,935)         ---
----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                              (2,253)      3,757            1,264        7,209
Extraordinary item - Loss on early extinguishment of debt               ---         ---              ---         (345)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    (2,253)      3,757            1,264        6,864
Less applicable preferred unit distributions                           (467)       (481)            (933)        (960)
----------------------------------------------------------------------------------------------------------------------
Income (loss) available to common unitholders                        (2,720)      3,276              331        5,904
Income (loss) allocated to limited partners                          (2,683)        913              326        1,643
----------------------------------------------------------------------------------------------------------------------
Income (loss) allocated to general partner                            $ (37)    $ 2,363              $ 5      $ 4,261
======================================================================================================================

Basic earnings per common unit:
  Income (loss) before extraordinary item                            $ (.25)      $ .30            $ .03        $ .57
  Extraordinary item                                                    ---         ---              ---         (.03)
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                  $ (.25)      $ .30            $ .03        $ .54
======================================================================================================================

Diluted earnings per common unit:
  Income (loss) before extraordinary item                            $ (.25)      $ .30            $ .03        $ .57
  Extraordinary item                                                    ---         ---              ---         (.03)
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                  $ (.25)      $ .30            $ .03        $ .54
======================================================================================================================

Distributions paid per common unit                                    $ .61       $ .61           $ 1.21       $ 1.21
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                     TANGER PROPERTIES LIMITED PARTNERSHIP
                                                 BALANCE SHEETS
                                        (In thousands, except unit data)

                                                                                  June 30,          December 31,
                                                                                    2000               1999
-----------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
ASSETS
Rental Property
Land                                                                                 $ 60,397           $ 63,045
Buildings, improvements and fixtures                                                  495,760            484,277
Developments under construction                                                        11,608             18,894
-----------------------------------------------------------------------------------------------------------------
                                                                                      567,765            566,216
Accumulated depreciation                                                             (111,307)          (104,511)
-----------------------------------------------------------------------------------------------------------------
Rental property, net                                                                  456,458            461,705
Cash and cash equivalents                                                                 200                501
Deferred charges, net                                                                   8,425              8,176
Other assets                                                                           14,884             19,469
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 479,967          $ 489,851
=================================================================================================================

LIABILITIES AND PARTNERS' EQUITY
Liabilites
Long-term debt
Senior, unsecured notes                                                             $ 150,000          $ 150,000
Mortgages payable                                                                      89,962             90,652
Unsecured term note                                                                    20,000                ---
Unsecured lines of credit                                                              67,722             88,995
-----------------------------------------------------------------------------------------------------------------
                                                                                      327,684            329,647
Construction trade payables                                                            12,720              6,287
Accounts payable and accrued expenses                                                  11,405             12,863
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     351,809            348,797
-----------------------------------------------------------------------------------------------------------------
Commitments
Partners' equity
General partner                                                                         1,750              1,927
Limited partners                                                                      126,408            139,127
-----------------------------------------------------------------------------------------------------------------
Total partners' equity                                                                128,158            141,054
-----------------------------------------------------------------------------------------------------------------
Total liabilities and partners' equity                                              $ 479,967          $ 489,851
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       TANGER PROPERTIES LIMITED PARTNERSHIP
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                  2000          1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                     $ 1,264       $ 6,864
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                                   12,975        12,325
Amortization of deferred financing costs                                                           603           519
Loss on early extinguishment of debt                                                               ---           345
Loss on sale of real estate                                                                      5,935           ---
Gain on sale of outparcels of land                                                                (427)          ---
Straight-line base rent adjustment                                                                 101          (194)
Increase (decrease) due to changes in:
Other assets                                                                                       460         1,988
Accounts payable and accrued expenses                                                           (1,458)        2,716
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activites                                                        19,453        24,563
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to rental properties                                                                 (13,062)      (18,853)
Additions to deferred lease costs                                                               (1,378)       (1,253)
Net proceeds from sale of real estate                                                            7,848           ---
Insurance proceeds from casualty losses                                                          4,046           500
Advances to officer                                                                               (571)       (1,418)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (3,117)      (21,024)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repurchase of partnership units                                                                    ---          (958)
Cash distributions paid                                                                        (14,160)      (14,101)
Proceeds from mortgages payable                                                                    ---        66,500
Repayments on mortgages payable                                                                   (690)      (47,829)
Proceeds from unsecured bank term note                                                          20,000           ---
Proceeds from revolving lines of credit                                                         40,332        46,303
Repayments on revolving lines of credit                                                        (61,605)      (58,700)
Additions to deferred financing costs                                                             (514)         (900)
Proceeds from exercise of unit options                                                             ---            12
---------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                          (16,637)       (9,673)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (301)       (6,134)
Cash and cash equivalents, beginning of period                                                     501         6,334
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 200         $ 200
=====================================================================================================================

Supplemental schedule of non-cash investing activities:
The Operating Partnership purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of
June 30, 2000 and 1999 amounted to $12,720 and $6,459, respectively.

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

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

2.       Development and Disposition of Rental Properties

     In June 2000, the Operating Partnership sold its centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sale totaled $7.1 million. As a result of the sale, the Operating Partnership recognized a loss on sales of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. The Operating Partnership also sold land outparcels at two centers for net proceeds of $715,000 and has included in other income a gain on sale of $427,000.

     During the first six months of 2000, the Operating Partnership added 60,100 square feet to the portfolio in Commerce, GA and Sevierville, TN. In addition, the Operating Partnership has approximately 225,000 square feet of expansion space under construction in four centers located in Riverhead, NY; Lancaster, PA;. Sevierville, TN; and San Marcos, TX.

     Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $9.8 million at June 30, 2000. Commitments for construction represent only those costs contractually required to be paid by the Operating Partnership.

     Interest costs capitalized during the three months ended June 30, 2000 and 1999 amounted to $121,000 and $264,000, respectively, and for the six months ended June 30, 2000 and 1999 amounted to $359,000 and $610,000, respectively.

3.       Other Assets

     In May 2000, the demand notes receivable totaling $3.4 million from Stanley
     K. Tanger, Chairman of the Board and Chief Executive Officer of the general partner, were converted into two separate term notes of which $2.5 million is due from Mr. Tanger and $845,000 is due from Steven B. Tanger, President of the general partner. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly.

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

     At June 30, 2000, the Operating Partnership had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $32.3 million was available for additional borrowings.

     On July 28, 2000, the Operating Partnership entered into a five year secured term loan with Wells Fargo Bank for $29.5 million with interest payable at LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

     5.  Earnings Per Unit

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                         2000         1999                2000         1999
----------------------------------------------------------------------------------------------------------------------------
Numerator:
Income (loss) before extraordinary item                              $ (2,253)     $ 3,757             $ 1,264      $ 7,209
Less applicable preferred unit distributions                             (467)        (481)               (933)        (960)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) available to common unitholders -
numerator for basic and diluted earnings per unit                    $ (2,720)     $ 3,276               $ 331      $ 6,249
----------------------------------------------------------------------------------------------------------------------------
Denominator:
Basic weighted average common units                                    10,910       10,883              10,910       10,901
Effect of outstanding unit options                                        ---           69                  19            2
----------------------------------------------------------------------------------------------------------------------------
Diluted weighted average common units                                  10,910       10,952              10,929       10,903
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per unit before extraordinary item                      $ (.25)       $ .30               $ .03        $ .57
============================================================================================================================
Diluted earnings per unit before extaordinary item                     $ (.25)       $ .30               $ .03        $ .57
============================================================================================================================


    The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., the sole owner of the Operating Partnership's general partner. Options excluded totaled 1,456,000 and 379,000 for the three months ended June 30, 2000 and 1999, respectively, and 1,281,000 and 1,068,000 for the six months ended June 30, 2000 and 1999, respectively. The assumed conversion of preferred units to common units as of the beginning of the year would have been anti-dilutive

     At June 30, 2000 and December 31, 1999, the ownership interests of the Operating Partnership consisted of the following:

                                                                         2000          1999
       --------------------------------------------------------------------------------------
       Preferred units                                                  85,270         85,270
       ---------------------------------------------------------------------------------------
       Common units:
          General partner                                              150,000        150,000
          Limited partners                                          10,760,140     10,760,140
       ---------------------------------------------------------- ------------- --------------
             Total                                                  10,910,140     10,910,140
       =======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends that might appear, are not necessarily indicative of future operations.

The discussion of our results of operations reported in the statements of operations compares the three and six months ended June 30, 2000 with the three and six months ended June 30, 1999. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

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

General Overview

At June 30, 2000, we owned 29 centers in 20 states totaling 5.0 million square feet of GLA compared to 31 centers in 23 states totaling 5.1 million square feet of GLA at June 30, 1999. Since June 30, 1999, we have acquired one center and expanded 4 centers, increasing GLA by approximately 290,000 square feet. In addition, we sold two centers totaling 186,000 square feet and on May 3, 1999, a tornado destroyed our center in Stroud, Oklahoma, which had a GLA of 198,000 square feet and which was fully covered under our insurance policies.

During the first six months of 2000, we added 60,100 square feet to the portfolio in Commerce, GA and Sevierville, TN. In addition, we have approximately 225,000 square feet of expansion space under construction in four centers located in Riverhead, NY; Lancaster, PA; Sevierville, TN; and San Marcos, TX. In June 2000, we sold our centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sale totaled $7.1 million. As a result of the two sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. We also sold land outparcels at two centers for net proceeds of $715,000 and included in other income a gain on sale of $427,000.

A summary of the operating results for the three and six months ended June 30, 2000 and 1999 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                       Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                         2000        1999            2000        1999
----------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                       5,021       5,115           5,021       5,115
Weighted average GLA (000's) (1)                                        5,176       4,963           5,171       5,000
Outlet centers in operation                                                29          31              29          31
New centers acquired                                                      ---         ---             ---         ---
Centers sold                                                                2         ---               2         ---
Centers expanded                                                          ---           1             ---           2
States operated in at end of period                                        20          23              20          23
Occupancy percentage at end of period                                      95          95              95          95

Per square foot
Revenues
Base rentals                                                           $ 3.47      $ 3.44          $ 6.85      $ 6.83
Percentage rentals                                                        .11         .10             .19         .18
Expense reimbursements                                                   1.43        1.38            2.77        2.64
Other income                                                              .27         .14             .45         .21
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                           5.28        5.06           10.26        9.86
----------------------------------------------------------------------------------------------------------------------
Expenses
Property operating                                                       1.60        1.48            3.04        2.85
General and administrative                                                .36         .37             .70         .71
Interest                                                                 1.34        1.22            2.63        2.40
Depreciation and amortization                                            1.26        1.24            2.51        2.46
----------------------------------------------------------------------------------------------------------------------
Total expenses                                                           4.56        4.31            8.88        8.42
----------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate
and extraordinary item                                                  $ .72       $ .75          $ 1.38      $ 1.44
======================================================================================================================
(1) GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Base rentals increased $870,000, or 5%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions and the acquisition completed since June 30, 1999, as mentioned in the Overview above, offset by the loss of rent from the center in Stroud, Oklahoma. The sale of the two centers in June of 2000 had a minimal effect on base rent since each occurred late in the quarter. Base rent per weighted average GLA increased by $.03 per square foot from $3.44 per square foot in the three months ended June 30, 1999 to $3.47 per square foot in the three months ended June 30, 2000. The increase is the result of the expansions and due to the loss of the center in Stroud, Oklahoma which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $73,000, and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 93% in 1999 to 89% in 2000 primarily as a result of higher operating costs and other non-reimbursable expenses during the 2000 period compared to the 1999 period.

Other income increased $675,000 in 2000 compared to 1999 primarily due to the recognition of gains on sale of land outparcels totaling $427,000 and business interruption insurance proceeds relating to the Stroud center.

Property operating expenses increased by $929,000, or 13%, in the 2000 period as compared to the 1999 period and, on a weighted average GLA basis, increased $.12 per square foot from $1.48 to $1.60. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased slightly by $11,000, or 1%, in the 2000 period as compared to the 1999 period and, as a percentage of total revenues, were approximately 7% of total revenues in both the 2000 and 1999 periods.

Interest expense increased $895,000 during the 2000 period as compared to the 1999 period due to the incremental financing needed to fund the expansions since June 1999 and the November 1999 acquisition in Fort Lauderdale, FL and due to higher interest rates on our variable rate debt. Depreciation and amortization per weighted average GLA increased slightly from $1.24 per square foot in the 1999 period to $1.26 per square foot in the 2000 period.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Base rentals increased $1.3 million, or 4%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions and the acquisition completed since June 30, 1999, as mentioned in the Overview above, offset by the loss of rent from the center in Stroud, Oklahoma. The sale of the two centers in June 2000 had a minimal effect on base rent since each occurred late in the quarter. Base rent per weighted average GLA increased by $.02 per square foot from $6.83 per square foot in the six months ended June 30, 1999 to $6.85 per square foot in the six months ended June 30, 2000. The increase is the result of the expansions and due to the loss of the center in Stroud, Oklahoma which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $118,000, and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999. For the first six months of 2000, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1999, increased by 1% when compared to the first six months of 1999. Reported same-space sales for the rolling twelve months ended June 30, 2000, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 7% to $278, reflecting the continued success of the our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 93% in 1999 to 91% in 2000 primarily as a result of higher operating costs and other non-reimbursable expenses during the 2000 period compared to the 1999 period.

Other income increased $1.3 million in 2000 compared to 1999 primarily due to the recognition of gains on sale of land outparcels totaling $427,000 and incremental business interruption insurance proceeds relating to the Stroud center totaling $779,000.

Property operating expenses increased by $1.5 million, or 10%, in the 2000 period as compared to the 1999 period and, on a weighted average GLA basis, increased $.19 per square foot from $2.85 to $3.04. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $98,000, or 3%, in the 2000 period as compared to the 1999 period and, as a percentage of total revenues, general and administrative expenses were approximately 7% of total revenues in both the 2000 and 1999 periods.

Interest expense increased $1.6 million during the 2000 period as compared to the 1999 period due to the incremental financing needed to fund the expansions since June 1999 and the November 1999 acquisition in Fort Lauderdale, FL and due to higher interest rates on our variable rate debt. Depreciation and amortization per weighted average GLA increased 2% from $2.46 per square foot in the 1999 period to $2.51 per square foot in the 2000 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives than other construction costs.

The extraordinary loss recognized in the 1999 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished during the period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19.5 million and $24.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in payables and an increase in receivables during 2000 when compared to 1999 offset partially by an increase in operating income. Net cash used in investing activities was $3.1 million and $21.0 million during 2000 and 1999, respectively. Net cash used was lower in 2000 primarily due to the decrease in cash paid for expansion activities, $4.0 million received in insurance proceeds relating to the Stroud, Oklahoma center, and $7.8 million received in net proceeds for the sale of the Operating Partnership's centers in Lawrence and McMinnville. Net cash used in financing activities increased to $16.6 million during the first six months of 2000 from $9.7 million in 1999 due to the reduction of amounts outstanding under the lines of credit from the proceeds from insurance and property sales.

During the first six months of 2000, we added 60,100 square feet to our portfolio in Commerce, GA and Sevierville, TN. In addition, we have approximately 225,000 square feet of expansion space under construction in four centers located in Riverhead, NY; Lancaster, PA; Sevierville, TN; and San Marcos, TX. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $9.8 million at June 30, 2000. Commitments for construction represent only those costs contractually required to be paid by us.

We are also in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, we are in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the existing Bass Pro Outdoor World store. The local and state planning authorities are currently reviewing the project and they anticipate final approvals by fourth quarter of this year. We anticipate stores in this phase to begin opening in the second half of 2001. We also have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA. Based on tenant demand, we plan to develop a new 250,000 square foot outlet center. The entire site will contain more than 750,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and they anticipate final approvals by next year. Due to the extensive amount of site work and road construction, stores are not expected to be open until mid 2003.

The developments or expansions that we have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive funds from operations.

During the first six months of the year, we have taken a number of steps to insure that we have the capital necessary to complete our development pipeline and to put us in a position to handle the debt maturities that will be occurring over the next twelve months. These steps include the following:

                                                                                                             Interest
Lender                                      Loan                       Amount           Status                 Rate

Fleet National Bank/Bank of America         2 yr unsecured            $20.0 million     Closed 01/00        8.75% fixed
Wells Fargo Bank                            5 yr secured              $29.5 million     Closed 07/00        Libor+1.75%
New York Life                               5 yr secured (renewal)    $ 9.2 million     Commitment          9.125% fixed
Woodman of the World Life Ins. Society      10 yr secured             $16.6 million     Commitment          8.86% fixed


The loan commitments are scheduled to have documentation completed and loans closed during the third quarter of 2000. In addition, we have received commitments from Bank of America, Southtrust Bank, Fleet National Bank and Bank One to extend the maturities on the lines of credit until at least June 30, 2002. This additional long-term financing, the proceeds from the property sales, and internally generated cash flow will be used to fund approximately 462,000 square feet of profitable expansions to many of our successful, high volume centers over the next twelve months.

The financing transactions and the approximate 150 basis point increase in LIBOR rates over the last twelve months have effectively increased the average interest rate (including amortization of loan costs) on our outstanding debt from 8.1% in 1999 to an estimated 8.9% in 2000. Because of the long-term nature of the leases with tenants, we cannot immediately pass through the higher interest expense caused by this increase in market rates, which has begun to have an impact on earnings. At June 30, 2000, our total outstanding debt was $327.7 million, approximately 73% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of our real estate portfolio was unencumbered.

We maintain revolving lines of credit with Bank of America, Southtrust Bank, Fleet National Bank and Bank One that provide for unsecured borrowings up to $100 million, of which $32.3 million was available for additional borrowings at June 30, 2000. The closing of the term loan with Wells Fargo on July 28, 2000 increased the amount available by $29.5 million. As a general matter, we plan to utilize our lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when we determine that market conditions are favorable. Under joint shelf registration, the Operating Partnership and Tanger Factory Outlet Centers, Inc,, the sole owner of the Operating Partnership's general partner, could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, we may not, in the short term, be able to access these markets on favorable terms. We believe the decline is temporary and we may utilize these funds as the markets improve to continue our external growth. In the interim, we may consider other strategies to generate additional capital to reinvest in attractive opportunities. These strategies may include the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria, selling land outparcels at existing properties and other related strategies. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in accordance with REIT requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the our debt agreements limit the payment of distributions such that distributions will not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, Chairman of the Board and Chief Executive Officer of the general partner, were converted into two separate term notes of which $2.5 million is due from Mr. Tanger and $845,000 is due from Steven B. Tanger, President of the general partner. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly.

On July 13, 2000, the Board of Trustees of the general partner declared a $.6075 cash distribution per common unit payable on August 15, 2000 to each unitholder of record on July 31, 2000 The Board of Trustees also declared a cash distribution of $.5474 per preferred unit payable on August 15, 2000 to each preferred unitholder of record on July 31, 2000.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2000, we had interest rate swap agreements effective through January 2002 with a notional amount of $20 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 6.5%. These swaps effectively change our payment of interest on $20 million of variable rate debt for the contract period to a fixed rate of 8.75%.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At June 30, 2000, we would have received $138,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would decrease this amount received by approximately $282,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2000 was $322.4 million and the recorded value was $327.7 million. A 1% increase from prevailing interest rates at June 30, 2000 would result in a decrease in fair value of total long-term debt by approximately $4.5 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of the FASB Statement No. 133" that revises SFAS No. 133 to become effective in the first quarter of 2001. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on our results of operations or our financial position.

Funds from Operations

We believe that for a clear understanding of the historical operating results of the Operating Partnership, FFO should be considered along with net income as presented in the unaudited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. We caution that the calculation of FFO may vary from entity to entity and as such our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

In October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") issued interpretive guidance regarding the calculation of FFO.
NAREIT's leadership determined that FFO should include both recurring and non-recurring operating results, except those results defined as extraordinary items under generally accepted accounting principles and gains and losses from sales of depreciable operating property. All REITS are encouraged to implement the recommendations of this guidance effective for fiscal periods beginning in 2000 for all periods presented in financial statements or tables. We adopted the new NAREIT clarification as of January 1, 2000 which had no impact on amounts previously reported as funds from operations.

Below is a calculation of FFO for the three and six months ended June 30, 2000 and 1999 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                           Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                            2000         1999              2000         1999
-----------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
Net income (loss)                                                       $ (2,253)     $ 3,757           $ 1,264      $ 6,864
Adjusted for:
Extraordinary item - loss on early extinguishment of debt                    ---          ---               ---          345
Depreciation and amortization uniquely significant to real estate          6,475        6,093            12,853       12,214
Loss on sale of real estate                                                5,935          ---             5,935          ---
-----------------------------------------------------------------------------------------------------------------------------
Funds from operations (1)                                               $ 10,157      $ 9,850          $ 20,052     $ 19,423
=============================================================================================================================
Weighted average units outstanding (2)                                    11,720       11,747            11,697       11,698
=============================================================================================================================
Cash flows provided by (used in):
Operating activities                                                                                   $ 19,453     $ 24,563
Investing activities                                                                                     (3,117)     (21,024)
Financing activities                                                                                    (16,637)      (9,673)
__________________
(1)  For the three and six months ended June 30, 2000, includes $427 in gains on sales of outparcels of land.
(2)  Assumes the preferred units and unit options are converted to common units.

Economic Conditions and Outlook

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels, which we believe often are lower than traditional retail industry standards) that generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of our strategy of aggressively managing our assets, we are strengthening the tenant base in several of our centers by adding strong new anchor tenants, such as Polo, Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. As of June 30, 2000, our centers were 95% occupied.

Approximately 25% of our lease portfolio is scheduled to expire during the next two years. Approximately 697,000 square feet of space is up for renewal during 2000 and approximately 580,000 square feet will come up for renewal in 2001. If we are unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 415,000, or 60%, of the square feet scheduled to expire in 2000 have already been renewed by the existing tenants at an average base rental rate approximately 5% higher than the expiring rate. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7% of our combined base and percentage rental revenues. Accordingly, we currently do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Neither the Operating Partnership nor its general partner is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Operating Partnership or the general partner or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the liability insurance.

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

DATE:  August 11, 2000