Form 10-Q
period 2001-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2001-05-15
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

         Statements of Operations
           For the three months ended March 31, 2001 and 2000            3

         Balance Sheets
           As of March 31, 2001 and December 31, 2000                    4

         Statements of Cash Flows
           For the three months ended March 31, 2001 and 2000            5

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9



                           Part II. Other Information

Item 1.  Legal proceedings                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

Signatures                                                              18


                      TANGER PROPERTIES LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                       (In thousands, except per unit data)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               2001             2000
---------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
REVENUES
  Base rentals                                                                              $18,278          $17,458
  Percentage rentals                                                                            351              453
  Expense reimbursements                                                                      7,571            6,963
  Other income                                                                                  520              943
---------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                        26,720           25,817
---------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                          8,697            7,439
  General and administrative                                                                  2,069            1,761
  Interest                                                                                    7,633            6,662
  Depreciation and amortization                                                               7,211            6,438
---------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                        25,610           22,300
---------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                              1,110            3,517
Extraordinary item - Loss on early extinguishment of debt                                      (180)             ---
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                      930            3,517
Less applicable preferred unit distributions                                                   (442)            (466)
---------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                                                      488            3,051
Income allocated to limited partners                                                           (481)          (3,009)
---------------------------------------------------------------------------------------------------------------------
Income allocated to general partner                                                              $7              $42
---------------------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income before extraordinary item                                                             $.06             $.28
  Extraordinary item                                                                          ($.02)             ---
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                   $.04             $.28
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income before extraordinary item                                                             $.06             $.28
  Extraordinary item                                                                          ($.02)             ---
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                   $.04             $.28
---------------------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                                             $.61             $.61
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                            TANGER PROPERTIES LIMITED PARTNERSHIP
                                                       BALANCE SHEETS
                                                       (In thousands)

                                                                                                March 31,      December 31,
                                                                                                   2001            2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
ASSETS
 Rental Property
     Land                                                                                           $59,858          $59,858
     Buildings, improvements and fixtures                                                           529,244          505,554
     Developments under construction                                                                    ---           19,516
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    589,102          584,928
     Accumulated depreciation                                                                      (128,976)        (122,365)
------------------------------------------------------------------------------------------------------------------------------
Rental property, net                                                                                460,126          462,563
     Cash and cash equivalents                                                                          200              632
     Deferred charges, net                                                                           11,549            8,566
     Other assets                                                                                    12,648           15,512
------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                              $484,523         $487,273
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilites
   Long-term debt
      Senior, unsecured notes                                                                      $175,000         $150,000
      Mortgages payable                                                                             158,858          135,313
      Term note, unsecured                                                                              ---           20,000
      Lines of credit                                                                                21,427           41,530
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    355,285          346,843
   Construction trade payables                                                                        6,853            9,784
   Accounts payable and accrued expenses                                                             11,164           12,672
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                          373,302          369,299
------------------------------------------------------------------------------------------------------------------------------
Commitments
Partners' equity
      General partner                                                                                 1,527            1,611
      Limited partners                                                                              110,282          116,363
      Accumulated other comprehensive loss                                                             (588)             ---
------------------------------------------------------------------------------------------------------------------------------
         Total partners' equity                                                                     111,221          117,974
------------------------------------------------------------------------------------------------------------------------------
            Total liabilities and partners' equity                                                 $484,523         $487,273
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                           TANGER PROPERTIES LIMITED PARTNERSHIP
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                                    2001                2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                                        $930              $3,517
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                 7,211               6,438
     Amortization of deferred financing costs                                                        633                 288
     Loss on early extinguishment of debt                                                            180                 ---
     Straight-line base rent adjustment                                                              104                   9
   Increase (decrease) due to changes in:
     Other assets                                                                                  1,608                 407
     Accounts payable and accrued expenses                                                        (2,096)             (1,036)
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                                   8,570               9,623
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                                  (7,071)             (5,417)
  Additions to deferred lease costs                                                                 (700)               (609)
  Insurance proceeds from casualty losses                                                            ---               4,046
  Proceeds from sale of real estate                                                                  723                 ---
  Repayments from (advances to) officers                                                             318                (411)
-----------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                     (6,730)             (2,391)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash distributions paid                                                                         (7,095)             (7,065)
  Proceeds from issuance of debt                                                                 169,804              31,578
  Repayments of debt                                                                            (161,362)            (31,608)
  Additions to deferred financing costs                                                           (3,619)               (438)
-----------------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                                     (2,272)             (7,533)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (432)               (301)
Cash and cash equivalents, beginning of period                                                       632                 501
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                            $200                $200
-----------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:

     The  Operating  Partnership  purchases  capital  equipment and incurs costs
relating  to  construction  of  new  facilities,   including   tenant  finishing
allowances. Expenditures included in construction trade payables as of March 31,
2001 and 2000 amounted to $6,853 and $6,372, respectively.

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.   Business

Tanger Properties Limited Partnership (the "Operating Partnership"), a North Carolina limited partnership, develops, owns and operates factory outlet centers. We are controlled by Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self administered, self managed real estate investment trust ("REIT") as the sole shareholder of our general partner, Tanger GP Trust. Unless the context indicates otherwise, the terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

2.   Basis of Presentation

Our unaudited Financial Statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying Financial Statements reflect, in the opinion of management, all
adjustments   necessary  for  a  fair  presentation  of  the  interim  financial statements. All such adjustments are of a normal and recurring nature.

3.   Development of Rental Properties

During the first quarter of 2001, we opened 47,000 square feet of expansion space in our center in San Marcos, Texas. Currently, we have an additional 50,000 square feet under construction in San Marcos, which is scheduled to open during the third quarter of 2001.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2001 and 2000 amounted to $371,000 and $238,000, respectively.

4.   Long-Term Debt

On February 9, 2001, we issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24.0 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001, we entered into an eight year collateralized loan with John Hancock Insurance Company for $19.45 million at fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

At March 31, 2001, we had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $78.6 million was available for additional borrowings.

5.   Accounting Change - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). The cumulative effect of the change in accounting principle related to the adoption of FAS 133 resulted in the recognition of a $299,500 loss to accumulated other comprehensive income on the date of adoption. As discussed in Note 4, certain interest rate swap agreements were terminated during the quarter and the other comprehensive loss totaling $146,700 recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our sole remaining interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2001, the fair value of the hedge is recorded as a liability of $588,000. For the three months ended March 31, 2001, the change in the fair value of the remaining derivative instrument was recorded as a $435,000 loss to accumulated other comprehensive income.

Total comprehensive income for the three months ended March 31, 2001 is as follows (in thousands):

Net income                                                                         $ 930
Other comprehensvie income (loss):
Cumulative effect adjustment of FAS 133 adoption                      (300)
Reclassification to earnings on termination of cash flow hedge         147
Change in fair value of cash flow hedge                               (435)
-----------------------------------------------------------------------------------------
Other comprehensive loss                                              (588)
-----------------------------------------------------------------------------------------
Total comprehensive income                                                         $ 342
-----------------------------------------------------------------------------------------

6.   Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         2001         2000
-----------------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                                     $1,110       $3,517
  Less applicable preferred unit distributions                                           (442)        (466)
-----------------------------------------------------------------------------------------------------------
  Income available to common unitholders -
  numerator for basic and diluted earnings per unit                                       668        3,051
-----------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average common units                                                  10,952       10,910
  Effect of outstanding unit options                                                       33            6
-----------------------------------------------------------------------------------------------------------
  Diluted weighted average common units                                                10,985       10,916
-----------------------------------------------------------------------------------------------------------
Basic earnings per unit before extraordinary item                                        $.06         $.28
-----------------------------------------------------------------------------------------------------------
Diluted earnings per unit before extaordinary item                                       $.06         $.28
-----------------------------------------------------------------------------------------------------------


The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. Options excluded for the three months ended March 31, 2001 and 2000 totaled 1,192,470 and 1,230,440, respectively. The assumed conversion of preferred units to common units as of the beginning of the year would have been anti-dilutive.

At March 31, 2001 and December 31, 2000, the ownership interests of the Operating Partnership consisted of the following:

                                      2001             2000
--------------------------------------------------------------
Preferred units                       80,600           80,600
--------------------------------------------------------------
Common units:
  General partner                    150,000          150,000
  Limited partners                10,802,216       10,802,216
--------------------------------------------------------------
    Total                         10,952,216       10,952,216
--------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of our results of operations reported in the statements of operations compares the three months ended March 31, 2001 with the three months ended March 31, 2000. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

General Overview

At March 31, 2001, we owned 29 centers in 20 states totaling 5.3 million square feet compared to 31 centers in 22 states totaling 5.2 million square feet at March 31, 2000. Since March 31, 2000, we have expanded five centers, increasing GLA by approximately 277,000 square feet. In addition, we sold two centers totaling 186,000 square feet during June 2000.

During the first quarter of 2001, we opened 47,000 square feet of expansion space in our center in San Marcos, Texas. Currently, we have an additional 50,000 square feet under construction in San Marcos, which is scheduled to open during the third quarter of 2001.

A summary of the operating results for the three months ended March 31, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                  Three Months Ended
                                                                        March 31,
                                                                 2001           2000
-------------------------------------------------------------------------------------
GLA open at end of period (000's)                               5,282          5,191
Weighted average GLA (000's) (1)                                5,255          5,168
Outlet centers in operation                                        29             31
Centers disposed of or sold                                       ---            ---
Centers expanded                                                    1            ---
States operated in at end of period                                20             22
Occupancy percentage at end of period                             95%            95%

Per square foot
Revenues
  Base rentals                                                  $3.48          $3.38
  Percentage rentals                                              .07            .09
  Expense reimbursements                                         1.44           1.35
  Other income                                                    .10            .18
-------------------------------------------------------------------------------------
    Total revenues                                               5.09           5.00
-------------------------------------------------------------------------------------
Expenses
  Property operating                                             1.66           1.44
  General and administrative                                      .39            .34
  Interest                                                       1.45           1.29
  Depreciation and amortization                                  1.37           1.25
-------------------------------------------------------------------------------------
    Total expenses                                               4.87           4.32
-------------------------------------------------------------------------------------

Income before extraordinary item                                 $.22           $.68
-------------------------------------------------------------------------------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Base rentals increased $820,000, or 5%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions completed since March 31, 2000 in the five centers mentioned above in the General Overview. Base rent per weighted average GLA increased by $.10 per square foot from $3.38 per square foot in the first three months of 2000 compared to $3.48 per square foot in the first three months of 2001. The increase is the result of the expansions and the sale of the Lawrence, Kansas and McMinnville, Oregon centers in June 2000 which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $102,000, and on a weighted average GLA basis, decreased $.02 per square foot in 2001 compared to 2000. For the three months ended March 31, 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2000, decreased by 3% when compared to the first three months of 2000. This decrease is due in part to the negative impact of severe winter weather on tenant sales, particularly at our centers located in the northeast and the effect of the San Marcos, TX expansion on that center's existing-store sales. Reported same-space sales for the rolling twelve months ended March 31, 2001, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased to $284, or 5%, reflecting the continued success of the our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 94% in 2000 to 87% in 2001 primarily as a result of increases in certain non-reimbursable expenses.

Other income decreased $423,000 in 2001 compared to 2000 primarily due to the recognition of $493,000 in business interruption insurance proceeds relating to the Stroud, Oklahoma center in 2000. The business interruption insurance proceeds were received when the Stroud center was destroyed by a tornado in May 1999 and were fully amortized by June 2000.

Property operating expenses increased by $1,258,000, or 17%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, increased
$.22 per square foot from $1.44 to $1.66. The increases are the result of certain increases in real estate tax assessments, property insurance premiums and higher common area maintenance expenses.

General and administrative expenses increased $308,000, or 17%, in the 2001 period as compared to the 2000 period. Also, as a percentage of total revenues, general and administrative expenses increased from 7% to 8% in the 2000 period compared to the 2001 period and, on a weighted average GLA basis, increased $.05 per square foot from $.34 in 2000 to $.39 in 2001.

Interest  expense  increased  $971,000  during  2001 as  compared  to  2000  due primarily to our strategy to replace short-term, variable rate debt with long-term collateralized, fixed rate debt and extend our average debt maturities. Also, $295,200 paid to terminate certain interest rate swap agreements during 2001 contributed to the increase in interest expense. Depreciation and amortization per weighted average GLA increased from $1.25 per square foot in the 2000 period to $1.37 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The extraordinary loss recognized in the 2001 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.6 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by operating activities is due primarily to an increase in interest expense in 2001 when compared to 2000. Net cash used in investing activities was $6.7 and $2.4 million during 2001 and 2000, respectively. Cash used was higher in 2001 primarily due to the increase in cash paid for expansion activities and due to $4.0 million received in insurance proceeds relating to the Stroud center in 2000. Net cash used in financing activities amounted to $2.3 million and $7.5 million during the first three months of 2001 and 2000, respectively.

During the quarter, we added 47,000 square feet to the portfolio in San Marcos, TN. In addition, we currently have approximately 50,000 square feet of expansion space under construction in San Marcos that is scheduled to open during the third quarter of 2001. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

We are in the early permitting and leasing stages for the development of up to a 400,000 square foot outlet center in Myrtle Beach, South Carolina. This center is being developed by Tanger-Warren Development, LLC ("Tanger-Warren"), a joint venture that was formed in August 2000 to identify, acquire and develop sites for us. Based on anticipated successful permitting and pre-leasing, we expect stores to begin opening in late 2002.

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

The developments or expansions that we have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive funds from operations.

On February 9, 2001, the Operating Partnership issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this debt were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24.0 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001,  we entered  into an eight  year  collateralized  loan with John
Hancock Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

We intend to retain the ability to raise additional capital, including public debt as described above, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our partners' interests. We maintain revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $78.6 million was available for additional borrowings at March 31, 2001.

After giving effect to the February 2001 debt offering, the Operating Partnership and the Company under joint registration, could issue up to $100 million in additional equity securities. We are currently in the process of amending our shelf registration for the ability to issue up to $200 million in debt and equity securities, respectively. This process will be completed during the second quarter of 2001. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions, the February 2001 bond offering and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

At March 31, 2001, approximately 55% of the outstanding long-term debt represented unsecured borrowings and approximately 63% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2001 was 8.9%.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of partnership distributions in accordance with REIT requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of our debt agreements limit the payment of distributions such that distributions will not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

On April 12, 2001, our Board of Trustees declared a $.61 cash distribution per common unit payable on May 15, 2001 to each unitholder of record on April 30, 2001. The Board of Trustees of the general partner also declared a cash distribution of $.5496 per preferred unit payable on May 15, 2001 to each preferred unitholder of record on April 30, 2001.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2001, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2001, we would have paid approximately $588,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount to be paid by us $426,000 to approximately $1,014,000. The fair value is based on dealer quotes, considering current interest rates.

The fair value of long-term fixed interest rate debt is subject to market risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2001 was $358.9 million and its recorded value was $355.3 million. A 1% increase from prevailing interest rates at March 31, 2001 would result in a decrease in fair value of total long-term debt by approximately $7.9 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, we adopted FAS 133 on January 1, 2001. Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $299,500 in other comprehensive income (loss). At March 31, 2001 in accordance with the provisions of FAS 133, our sole interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2001, the fair value of the hedge is recorded as a liability of $588,000.

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

Below is a calculation of funds from operations for the three months ended March 31, 2001 and 2000 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                    2001          2000
-------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income                                                                        $930        $3,517
  Adjusted for:
  Extraordinary item - loss on early extinguishment of debt                          180           ---
  Depreciation and amortization uniquely significant to real estate                7,122         6,378
-------------------------------------------------------------------------------------------------------
    Funds from operations                                                         $8,232        $9,895
-------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):
  Operating activites                                                             $8,570        $9,623
  Investing activities                                                           $(6,730)      $(2,391)
  Financing activities                                                           $(2,272)      $(7,533)

Weighted average units outstanding (1)                                            11,711        11,684
-------------------------------------------------------------------------------------------------------

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

As part of our strategy of aggressively managing our assets, we are strengthening the tenant base in several of our centers by adding strong new anchor tenants, such as Polo, Nike, GAP, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. As of March 31, 2001, our centers were 95% occupied.

Approximately 29% of our lease portfolio is scheduled to expire during the next two years. Approximately, 675,000 square feet of space is up for renewal during 2001 and approximately 868,000 square feet will come up for renewal in 2002. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of March 31, 2001, we have renewed approximately 325,000 square feet, or 48% of the square feet scheduled to expire in 2001. The existing tenants have renewed at an average base rental rate approximately 7% higher than the expiring rate. We also re-tenanted 101,000 square feet of vacant space during the first three months of 2001 at an 8% increase in the average base rental rent from that which was previously charged. Consistent with our long-term strategy of remerchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Operating Partnership nor its general partner is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Operating Partnership or its general partner or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10.1 The senior indenture, dated as of March 1, 1996, among Tanger Properties Limited Partnership, as Issuer, Tanger Factory Outlet Centers, Inc., as Guarantor, and State Street Bank and Trust Company, as Trustee.

     (b)  Reports on Form 8-K

          The Operating Partnership filed the following reports on Form 8-K during the three months ended March 31, 2001:

          Current Report on Form 8-K dated January 29, 2001 to file the press release of the year ending December 31, 2000 financial results.

          Current Report on Form 8-K dated January 31, 2001 to file the senior indenture.

          Current Report on Form 8-K dated February 16, 2001 to report the completion of a 9.125% $100 million senior, unsecured bond offering due February 2008 by Tanger Properties Limited Partnership unconditionally guaranteed by Tanger Factory Outlet Centers, Inc.

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





DATE: May 15, 2001