Form 10-K
period 2001-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2002-03-28
CIK 1004036

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

Part III incorporates certain information by reference from the Registrant's definitive proxy statement of Tanger Factory Outlet Centers, Inc to be filed with respect to the Annual Meeting of Shareholders to be held May 17, 2002.

PART I

Item 1.   Business

The Operating Partnership

Tanger Properties Limited Partnership (the "Operating Partnership"), a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning and operating factory outlet centers. Since entering the factory outlet center business 21 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2001, we owned and operated 29 centers with a total gross leasable area ("GLA") of approximately 5.3 million square feet. These centers were approximately 96% occupied, contained approximately 1,150 stores and represented over 250 store brands as of such date.

We are controlled by Tanger Factory Outlet Centers, Inc. (the "Company), a fully-integrated, self administered, self managed real estate investment trust ("REIT") as the sole shareholder of our general partner, Tanger GP Trust. Prior to 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust, with Tanger GP Trust as the sole general partner and Tanger LP Trust as the limited partner. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units. Stanley, K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2001, the Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 7,779,711 Units, and 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for the Company's common shares. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of the Company's preferred shares into common shares of the Company. Management of the Company beneficially owns approximately 27% of all outstanding common shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for common shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

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

Ownership of the Company's common and preferred shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 90% of our taxable income each year.

We are a North Carolina limited partnership that was formed in May 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010.

Recent Developments

At December 31, 2001, we owned 29 centers in 20 states totaling 5,332,000 square feet of operating GLA compared to 29 centers in 20 states totaling 5,179,000 square feet of operating GLA as of December 31, 2000. The increase is primarily due to the completion of the expansion at our San Marcos, TX center during 2001. The center now contains over 441,000 square feet of gross leasable space.

In September 2001, we established a 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") and began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase will consist of approximately 260,000 square feet and include over 50 brand name outlet tenants. Stores are tentatively expected to begin opening in July of 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Ventures and Other Developments" for a discussion of the formation and purpose of TWMB.

We have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts. Obtaining appropriate approvals for the Bourne project from the local authorities continues to be a challenge and consequently, we are reviewing the viability of maintaining an option on the property.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated, may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive funds from operations.

During 2001, we continued to maintain strong relationships with multiple sources of capital. We completed the following debt transactions during the year:

o In February 2001, we issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under the $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The remaining proceeds were used for general operating purposes.

o In March 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally, on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

o In May 2001, we entered into an eight year collateralized loan with John Hancock Life Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

o We extended the maturities of our three unsecured lines of credit totaling $75 million with Bank of America, Fleet National Bank and SouthTrust Bank until June 30, 2003.

During the fourth quarter of 2001, we purchased at par approximately $14.5 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003 as mentioned above. Additionally during the first quarter of 2002, we have purchased at par or below, an additional $4.9 million of the October 2004 notes bringing the total purchased to $19.4 million.

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

Our factory outlet centers range in size from 11,000 to 729,238 square feet of GLA and are typically located at least 10 miles from densely populated areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. These centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

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

As of March 1, 2002, we had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name concepts, such as Dana Buchman, Liz Claiborne, Reebok, Nike, Tommy Hilfiger, Brooks Brothers, Nautica, Coach, Polo Ralph Lauren, GAP, Old Navy and Banana Republic. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2001, 2000 and 1999. As of March 1, 2002, our largest tenant, including all of its store concepts, accounted for approximately 6.3% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2001. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 7% of 2001 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the company in 1986 and by June 1993, together, the Tangers had developed 17 centers with a total GLA of approximately 1.5 million square feet. In June of 1993, we completed our initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our IPO, we have developed nine and acquired seven centers and, together with expansions of existing centers net of centers disposed of, added approximately 3.8 million square feet of GLA to our portfolio, bringing our portfolio of properties as of December 31, 2001 to 29 centers totaling approximately 5.3 million square feet of GLA.

Business and Operating Strategy

Our strategy is to increase revenues through new development, selective acquisitions and expansions of factory outlet centers while minimizing our operating expenses by designing low maintenance properties and achieving economies of scale. We continue to focus on strengthening our tenant base in our centers by replacing low volume tenants with high volume anchor tenants.

Effective August 7, 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project.

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

Capital Strategy

We intend to achieve a strong and flexible financial position by: (1) maintaining a quality portfolio of strong income producing properties, (2) managing our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (3) extending and sequencing debt maturities, (4) managing our interest rate risk, (5) maintaining our liquidity and (6) utilizing internally generated sources of capital by maintaining a low distribution payout ratio, defined as annual distributions as a percent of funds from operations, and subsequently reinvesting a significant portion of our cash flow into our portfolio. For a discussion of funds from operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations".

We have successfully increased our distribution each of our first eight years. At the same time, we continue to have a low payout ratio, which for the year ended December 31, 2001, was 75%. As a result, we retained approximately $9.3 million of our 2001 FFO. A low distribution payout ratio allows us to retain capital to maintain the quality of our portfolio, as well as to develop, acquire and expand properties and reduce outstanding debt.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our unitholders' interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $200 million in debt and $200 million in equity securities. The Company and we may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $75 million. At December 31, 2001, amounts outstanding under these credit facilities totaled $20.95 million. During 2001, we extended the maturity of each of our three $25 million lines to June 30, 2003.

Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002.

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

We compete favorably with two large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. As a result of these factors and due to the strong tenant relationships that presently exist with the current major outlet developers, we believe there are significant barriers to entry into the outlet center industry by new developers. We also believe that our centers have an attractive tenant mix, as a result of our decision to lease substantially all of our space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of our major tenants.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of who are based in and around that area.

We maintain offices and employ on-site managers at 21 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of March 1, 2002, we had 130 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 21 business offices. At that date, we also employed 146 part-time employees at various locations.

Item 2.   Properties

As of March 1, 2002, our portfolio consisted of 29 centers located in 20 states. Our centers range in size from 11,000 to 729,238 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The only center that represents more than 10% of our total assets or gross revenues as of and for the year ended December 31, 2001 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other center represented more than 10% of our total assets or gross revenues as of December 31, 2001.

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

The term of our typical tenant lease averages approximately five years. Generally, leases provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable center. As a result, substantially all operating expenses for the centers are borne by the tenants.

Location of Centers (as of March 1, 2002)

                          Number of         GLA             %
State                      Centers       (sq. ft.)        of GLA
------------------------ ------------- -------------- ---------------
Georgia                        4             950,590        18
New York                       1             729,238        14
Texas                          2             618,867        12
Tennessee                      2             448,691         8
Florida                        2             363,789         7
Missouri                       1             277,494         5
Iowa                           1             277,230         5
Pennsylvania                   1             255,059         5
Louisiana                      1             245,098         5
North Carolina                 2             187,702         4
Arizona                        1             184,768         3
Indiana                        1             141,051         3
Minnesota                      1             134,480         2
Michigan                       1             112,420         2
California                     1             105,950         2
Maine                          2              84,397         2
Alabama                        1              80,730         1
New Hampshire                  2              61,915         1
West Virginia                  1              49,252         1
Massachusetts                  1              23,417       ---
------------------------ ------------- -------------- ---------------
   Total                      29           5,332,138       100
======================== ============= ============== ===============

The table set forth below summarizes certain information with respect to our existing centers as of March 1, 2002.

                                                                                       Mortgage
                                                                                         Debt
                                                           GLA              %        Outstanding         Fee or
Date Opened                 Location                    (sq. ft.)        Occupied    (000's) (2)      Ground Lease
------------------- --------------------------------- ----------- ---- ----------- --------------- ---------------------
Jun.  1986          Kittery I, ME                         59,694           100         $ 6,445            Fee
Mar.  1987          Clover, North Conway, NH              11,000           100             ---            Fee
Nov.  1987          Martinsburg, WV                       49,252            73             ---            Fee
Apr.  1988          LL Bean, North Conway, NH             50,915           100             ---            Fee
Jul.  1988          Pigeon Forge, TN                      94,750            96             ---       Ground Lease
Aug.  1988          Boaz, AL                              80,730            93             ---            Fee
Jun.  1988          Kittery II, ME                        24,703            94             ---            Fee
Jul.  1989          Commerce, GA                         185,750            78           8,723            Fee
Oct.  1989          Bourne, MA                            23,417           100             ---            Fee
Feb.  1991          West Branch, MI                      112,420           100           7,190            Fee
May   1991          Williamsburg, IA                     277,230            95          19,767            Fee
Feb.  1992          Casa Grande, AZ                      184,768            90             ---            Fee
Dec. 1992           North Branch, MN                     134,480            98             ---            Fee
Feb.  1993          Gonzales, LA                         245,098            97             ---            Fee
May   1993          San Marcos, TX                       441,432            97          38,542            Fee
Aug.  1994          Riverhead, NY                        729,238            98             ---     Ground Lease (1)
Aug.  1994          Terrell, TX                          177,435            96             ---            Fee
Sep.  1994          Seymour, IN                          141,051            73             ---            Fee
Oct.  1994 (3)      Lancaster, PA                        255,059            94          14,822            Fee
Nov.  1994          Branson, MO                          277,494            93          24,000            Fee
Nov.  1994          Locust Grove, GA                     248,854            97             ---            Fee
Jan.  1995          Barstow, CA                          105,950            62             ---            Fee
Dec.  1995          Commerce II, GA                      342,556            95          29,500            Fee
Feb.  1997 (3)      Sevierville, TN                      353,941           100             ---       Ground Lease
Sept. 1997 (3)      Blowing Rock, NC                     105,448           100           9,782            Fee
Sep.  1997 (3)      Nags Head, NC                         82,254           100           6,638            Fee
Mar.  1998 (3)      Dalton, GA                           173,430            94          11,327            Fee
Jul.  1998 (3)      Fort Meyers, FL                      198,789            97             ---            Fee
Nov. 1999 (3)       Fort Lauderdale, FL                  165,000           100             ---            Fee
------------------- -------------------------------- ------------ ---- -------- --------------- ------------------------
   Total                                               5,332,138            95       $ 176,736
=================== ================================ ============ ==== ======== =============== ========================

(1) The original Riverhead center is subject to a ground lease which may be renewed at our option for up to seven additional terms of five years each.
     We own the land on which the Riverhead center expansion is located.
(2) As of December 31, 2001. The average interest rate, including loan cost amortization, for average debt outstanding for the year ended December 31, 2001 was 8.8% and the weighted average maturity date was March 2007.
(3)  Represents date acquired by us.

Lease Expirations

The following table sets forth, as of December 31, 2001, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                            % of Gross
                                                                                            Annualized
                                                               Average                       Base Rent
                                No. of          Approx.       Annualized     Annualized     Represented
                                Leases           GLA           Base Rent     Base Rent      by Expiring
         Year                 Expiring(1)     (sq. ft.) (1)   per sq. ft.   (000's) (2)       Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2002                   207            757,000 (3)     $ 12.99         $9,828           14
         2003                   200             848,000          14.27         12,103           17
         2004                   232             977,000          14.09         13,763           20
         2005                   164             736,000          15.26         11,243           16
         2006                   162             682,000          16.22         11,067           16
         2007                    75             326,000          14.85          4,837            7
         2008                    13              76,000          15.91          1,212            2
         2009                     9              86,000          10.68            917            1
         2010                    10              59,000          13.28            780            1
         2011                    10              83,000          11.79            984            1
   2012 & thereafter             24             347,000           9.45          3,281            5
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,106           4,977,000        $ 14.07       $ 70,015          100
======================== =========== ======================= ========== ============== ==================

(1)  Excludes  leases that have been  entered  into but which tenant has not yet
     taken   possession,   vacant   suites,   space   under   construction   and
     month-to-month  leases  totaling  in the  aggregate  approximately  355,000 square feet.
(2)  Base rent is  defined  as the  minimum  payments  due,  excluding  periodic contractual  fixed increases and rents  calculated based on a percentage of tenants' sales.
(3)  As of December 31,  2001,  approximately  170,000  square feet of the total scheduled to expire in 2002 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.

                                                                Renewed by Existing                 Re-leased to
                              Total Expiring                          Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                             % of                               % of                            % of
                             GLA          Total Center            GLA          Expiring           GLA         Expiring
    Year                  (sq. ft.)           GLA               (sq. ft.)        GLA            (sq. ft.)        GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     2001                  684,166             13                560,195           82             55,362           8
     2000                  690,263             13                520,030           75             67,916          10
     1999                  715,197             14                606,450           85             22,882           3
     1998                  548,504             11                407,837           74             38,526           7
     1997                  238,250              5                195,380           82             18,600           8

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                          Renewals of Existing Leases                            Stores Re-leased to New Tenants (1)
              ----------------------------------------------------     ------------------------------------------------------
                                Average Annualized Base Rents                            Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)
                            --------------------------------------                   ----------------------------------------
                 GLA                                        %             GLA
  Year         (sq. ft.)      Expiring       New         Increase       (sq. ft.)     Expiring          New         % Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
    2001        560,195        $14.08         $14.89         6           268,888        $14.90          $16.43         10
    2000        520,030         13.66          14.18         4           302,724         14.68           15.64          7
    1999        606,450         14.36         14.36         --           240,851         15.51           16.57          7
    1998        407,387         13.83         14.07          2           220,890         15.33           13.87         (9)
    1997        195,380         14.21         14.41          1           171,421         14.59           13.42         (8)
---------------------
(1)  The square footage  released to new tenants for 2001,  2000, 1999, 1998 and
     1997  contains  55,362,  67,916,  22,882,  38,526 and 18,600  square  feet, respectively,  that was  released  to new  tenants  upon  expiration  of an existing lease during the current year.

The following table shows certain information on rents and occupancy rates for the centers during each of the last five calendar years.

                                       Average                GLA Open at                                  Aggregate
                     %             Annualized Base            End of Each            Number of            Percentage
   Year         Leased(1)       Rent per sq. ft. (2)             Year                 Centers            Rents (000's)
------------    -----------    ------------------------    ------------------     -----------------     ----------------
   2001             96                  $14.22                 5,332,000                 29                  $2,735
   2000             96                   13.97                 5,179,000                 29                   3,253
   1999             97                   13.85                 5,149,000                 31                   3,141
   1998             97                   13.88                 5,011,000                 31                   3,087
   1997             98                   14.04                 4,458,000                 30                   2,637
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

                                           Occupancy Costs as a
                      Year                   % of Tenant Sales
          ------------------------------ --------------------------
                      2001                           7.1
                      2000                           7.4
                      1999                           7.8
                      1998                           7.9
                      1997                           8.2

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of March 1, 2002.

                                                Number          GLA          % of Total
Tenant                                        of Stores      (sq. ft.)          GLA
-------------------------------------------- ------------- ------------- ------------------
The Gap, Inc.:
     GAP                                          17          148,702           2.8
     Old Navy                                     11          147,641           2.8
     Banana Republic                               6           41,324           0.8
                                             -------- ---------------- --------------------
                                                  34          337,667           6.3

Liz Claiborne:
     Liz Claiborne                                23          255,868           4.8
     Elizabeth                                     8           28,894           0.5
     DKNY Jeans                                    3            8,820           0.2
     Dana Buchman                                  3            6,600           0.1
     Laundry                                       2            4,333           0.1
     Special Brands By Liz Claiborne               1            3,780           0.1
     Claiborne Mens                                1            3,100           0.1
                                             -------- ---------------- --------------------
                                                  41          311,395           5.9

Phillips-Van Heusen Corporation:
     Bass Shoe                                    20          134,166           2.5
     Van Heusen                                   20           85,197           1.6
     Geoffrey Beene Co. Store                     11           41,992           0.8
     Izod                                         14           32,017           0.6
                                             -------- ---------------- --------------------
                                                  65          293,372           5.5

Reebok International, Ltd.:
     Reebok                                       19          153,461           2.9
     Rockport                                      4           11,900           0.2
     Greg Norman                                   1            3,000           0.1
                                             -------- ---------------- --------------------
                                                  24          168,361           3.2

Bass Pro Outdoor World                             1          165,000           3.1

Dress Barn Inc.                                   18          123,822           2.3

Sara Lee Corporation:
     L'eggs, Hanes, Bali                          24          103,809           1.9
     Socks Galore                                  5            6,230           0.1
     Understatements                               1            3,000           0.1
                                             -------- ---------------- --------------------
                                                  30          113,039           2.1

American Commercial, Inc:
     Mikasa Factory Store                         13          103,480           1.9

Brown Group Retail, Inc:
     Factory Brand Shoe                           14           81,380           1.5
     Naturalizer                                   6           16,040           0.3
                                             -------- ---------------- --------------------
                                                  20           97,420           1.8

Polo Ralph Lauren:
     Polo Ralph Lauren                             9           74,366           1.4
     Polo Jeans                                    4           15,000           0.3
     Club Monaco                                   1            3,885           0.1
                                             -------- ---------------- --------------------
                                                  14           93,251           1.8

-------------------------------------------- -------- ---------------- --------------------
Total of all tenants listed in table             260        1,806,807           33.9
============================================ ======== ================ ====================

Significant Property

The center in Riverhead, New York is our only center that comprises more than 10% of total assets or total gross revenues. The Riverhead, NY center represented 20% of our total assets and 20% of our gross revenue for the year ended December 31, 2001. The Riverhead center was originally constructed in 1994 and now totals 729,238 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2001, 2000 and 1999 was 99%, 94% and 99%. Average annualized base rental rates during 2001, 2000 and 1999 were $18.68, $19.72 and $19.15 per weighted average GLA, respectively.

Depreciation on the Riverhead center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 2001, the net federal tax basis of this center was approximately $84.9 million. Real estate taxes assessed on this center during 2001 amounted to $3.3 million. Real estate taxes for 2002 are estimated to be approximately $3.4 million.

The following table sets forth, as of December 31, 2001, scheduled lease expirations at the Riverhead center assuming that none of the tenants exercise renewal options:

                                                                                                       % of Gross
                                                                                                       Annualized
                                                                                                         Base Rent
                               No. of                                Annualized      Annualized       Represented
                               Leases               GLA               Base Rent       Base Rent       by Expiring
 Year                         Expiring (1)      (sq. ft.) (1)        per sq. ft.      (000) (2)          Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2002                               34               112,783            $ 21.58        $  2,434              18
2003                               18                80,050              19.51           1,562              11
2004                               35               153,355              19.59           3,004              22
2005                               16                84,355              20.35           1,717              13
2006                               13                39,430              23.21             915               7
2007                               31               110,000              21.34           2,347              17
2008                                4                20,500              21.06             432               3
2009                                2                37,751              10.27             388               3
2010                               --                    --                 --              --              --
2011                                2                31,000              12.31             382               3
2012 and thereafter                 4                48,000              10.19             489               3
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             159               717,224            $ 19.06        $ 13,670              100
============================ ========= ===================== ================== =============== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites and month-to-month leases.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Item 3.  Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:


     NAME                 AGE                     POSITION

Stanley K. Tanger          78    Founder, Chairman of the Board of Directors
                                      and Chief Executive Officer
Steven B. Tanger           53    Director, President and Chief Operating Officer
Rochelle G. Simpson        63    Secretary and Executive Vice President -
                                      Administration and Finance
Willard A. Chafin, Jr      64    Executive Vice President - Leasing,
                                      Site Selection, Operations and Marketing
Frank C. Marchisello, Jr   43    Senior Vice President - Chief Financial Officer
Joseph H. Nehmen           53    Senior Vice President - Operations
Carrie A. Warren           39    Senior Vice President - Marketing
Virginia R. Summerell      43    Treasurer and Assistant Secretary
Kevin M. Dillon            43    Vice President - Construction
Lisa J. Morrison           42    Vice President - Leasing

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

Lisa J. Morrison. Ms. Morrison was named Vice President - Leasing in May 2001. Previously, she held the position of Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new development. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

There is no established public trading market for our Units. As of December 31, 2001, the Company's wholly-owned subsidiaries owned 7,929,711 Units, 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units as a limited partner.

We made distributions per partnership unit during 2001 and 2000 as follows:

                                              2001               2000
    ----------------------------------- -------------- -----------------
    First Quarter                          $ .6075            $ .6050
    Second Quarter                           .6100              .6075
    Third Quarter                            .6100              .6075
    Fourth Quarter                           .6100              .6075
    ----------------------------------- ---------------- ------------------
                                           $2.4375            $2.4275
    ----------------------------------- ---------------- ------------------


Certain of our debt agreements limit the payment of distributions such that distributions shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, we intend to continue to pay regular quarterly distributions.


Item 6.  Selected Financial Data

                                                2001          2000          1999         1998          1997
------------------------------------------ ------------- ------------- ------------ ------------ --------------
                                                     (In thousands, except per unit and center data)
OPERATING DATA
  Total revenues                           $   111,068    $   108,821   $   104,016   $    97,766  $    85,271
  Income before (loss) gain on sale or
   disposal of real estate and
   extraordinary item                            9,492         12,249        17,070        15,109       17,583
  Income before extraordinary item               9,492          5,268        21,211        16,103       17,583
  Net income                                     9,154          5,268        20,866        15,643       17,583

------------------------------------------ -------------- ------------- ------------- ------------ ------------

UNIT DATA
  Basic:
     Income before extraordinary item      $       .70    $       .32   $      1.77   $      1.30  $      1.57
     Net income                            $       .67    $       .32   $      1.74   $      1.26  $      1.57
     Weighted average units                     10,959         10,928        10,894        10,919       10,061
  Diluted:
     Income before extraordinary item      $       .70    $       .31   $      1.77   $      1.28  $      1.54
     Net income                            $       .67    $       .31   $      1.74   $      1.24  $      1.54
     Weighted average units                     10,979         10,953        10,904        11,040       10,171
  Distributions paid                       $      2.44    $      2.43   $      2.42   $      2.35  $      2.17

------------------------------------------ -------------- ------------- ------------- ------------ ------------

BALANCE SHEET DATA
  Real estate assets, before depreciation  $   599,266    $   584,928   $   566,216   $   529,247  $   454,708
  Total assets                                 476,079        487,273       489,851       471,568      415,578
  Debt                                         358,195        346,843       329,647       302,485      229,050
  Partners' equity                              97,877        117,974       141,054       149,363      160,525

------------------------------------------ -------------- ------------- ------------- ------------ ------------

OTHER DATA
  EBITDA (1)                               $    68,198    $    67,832   $    66,133   $    61,991  $    52,857
  Funds from operations (1)                $    37,768    $    38,203   $    41,673   $    37,048  $    35,840
  Cash flows provided by (used in):
     Operating activities                  $    44,616    $    38,420   $    43,169   $    35,791  $    39,232
     Investing activities                  $   (23,269)   $   (25,815)  $   (45,959)  $   (79,236) $   (93,636)
     Financing activities                  $   (21,476)   $     (12,474)$   (3,043)   $    46,172  $    55,444
  Gross leasable area open at year end           5,332          5,179         5,149         5,011        4,458
  Number of centers                                 29             29            31            31           30
-----------------------
(1)  EBITDA and Funds from  Operations  ("FFO")  are widely  accepted  financial indicators  used by certain  investors  and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before gain (loss) on sale or disposal of real estate,  extraordinary item,
     asset  write-down,   interest  expense,  income  taxes,   depreciation  and
     amortization.  FFO is defined as net income (loss),  computed in accordance with generally accepted accounting  principles,  before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization  uniquely significant to real estate. We caution  that the  calculations  of EBITDA and FFO may vary from  entity to entity  and as such the  presentation  of  EBITDA  and FFO by us may not be comparable to other similarly titled measures of other reporting companies.
     EBITDA and FFO are not  intended  to  represent  cash flows for the period.
     EBITDA  and FFO have not been  presented  as an  alternative  to  operating income or as an  indicator  of  operating  performance,  and  should not be considered  in  isolation or as a  substitute  for measures of  performance prepared in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and the term "Company" refers to Tanger Factory Outlet Centers, Inc. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

The discussion of our results of operations reported in the statements of operations compares the years ended December 31, 2001 and 2000, as well as December 31, 2000 and 1999. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

o the level and volatility of interest rates may fluctuate in an unfavorable manner;

o our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At December 31, 2001, we owned 29 centers in 20 states totaling 5,332,000 square feet of operating GLA compared to 29 centers in 20 states totaling 5,179,000 square feet of operating GLA as of December 31, 2000. The increase is primarily due to the completion of the expansion at our San Marcos, TX center during 2001. The center now contains over 441,000 square feet of gross leasable space.

In September 2001, we established a 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") and began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase will consist of approximately 260,000 square feet and include over 50 brand name outlet tenants. Stores are tentatively expected to begin opening in July of 2002.

A summary of the operating results for the years ended December 31, 2001, 2000 and 1999 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                   2001           2000            1999
--------------------------------------------------------- -------------- -------------- ---------------
GLA open at end of period (000's)                                 5,332          5,179           5,149
Weighted average GLA (000's) (1)                                  5,299          5,115           4,996
Outlet centers in operation                                          29             29              31
New centers acquired                                                ---            ---               1
Centers disposed of or sold                                         ---              2               1
Centers expanded                                                      1              5               5
States operated in at end of period                                  20             20              22
Occupancy percentage at end of period                                96             96              97
   Per square foot
Revenues
   Base rentals                                                  $14.22         $13.97          $13.85
   Percentage rentals                                               .52            .64             .63
   Expense reimbursements                                          5.70           5.87            5.59
   Other income                                                     .52            .79             .76
--------------------------------------------------------- -------------- -------------- ---------------
     Total revenues                                               20.96          21.27           20.83
--------------------------------------------------------- -------------- -------------- ---------------
Expenses
   Property operating                                              6.54           6.57            6.12
   General and administrative                                      1.55           1.44            1.46
   Interest                                                        5.69           5.39            4.85
   Depreciation and amortization                                   5.39           5.13            4.97
--------------------------------------------------------- -------------- -------------- ---------------
     Total expenses                                               19.17          18.53           17.40
--------------------------------------------------------- -------------- -------------- ---------------
Income before(loss)gain on sale or disposal of real
   estate and extraordinary item                                 $ 1.79         $ 2.74          $ 3.43
--------------------------------------------------------- -------------- -------------- ---------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.

Results of Operations

2001 Compared to 2000

Base rentals increased $3.9 million, or 5%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansion completed in 2001, as mentioned in the General Overview above, and the full year effect of expansions completed in the fourth quarter of 2000, offset by the loss of rent from the sales of the centers in Lawrence, Kansas and McMinnville, Oregon in June 2000. Base rent per weighted average GLA increased by $.25 per square foot, or 2%, as a result of the expansions which had a higher average base rent per square foot compared to the portfolio average and the sales of the centers in Lawrence, KS and McMinnville, OR which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, decreased by $518,000, or 16%, and on a weighted average GLA basis, decreased $.12 per square foot in 2001 compared to 2000. Same-space sales for the year ended December 31, 2001, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 5% to $294 per square foot due to our efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants. However, for the year ended December 31, 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2000, decreased by 2% compared with the previous year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 87% in 2001 from 89% in 2000 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income decreased $1.3 million in 2001 as compared to 2000. The 2000 period included gains on sales of land outparcels totaling $908,000 and the recognition of business interruption insurance proceeds relating to the Stroud, Oklahoma center, which was destroyed by a tornado in May 1999, totaling $985,000. These items were offset in part by increases in the 2001 period in vending and interest income.

Property operating expenses increased by $1.0 million, or 3%, in 2001 as compared to 2000. On a weighted average GLA basis, property operating expenses decreased from $6.57 to $6.54 per square foot. The decrease per square foot is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $865,000, or 12%, in 2001 as compared to 2000 primarily due to increases in professional fees and provisions for bad debts. As a percentage of revenues, general and administrative expenses were approximately 7.4% of revenues in 2001 and 6.8% in 2000. On a weighted average GLA basis, general and administrative expenses increased $.11 per square foot from $1.44 in 2000 to $1.55 in 2001.

Interest expense increased $2.6 million during 2001 as compared to 2000 due primarily to our increased debt levels attributable to development completed in 2001 and the full year effect of expansions completed in the fourth quarter of
2000. Our strategy to replace short-term, variable rate debt with long-term, fixed rate debt and extend our average debt maturities has resulted in an overall higher interest rate on outstanding debt. Also, $295,200 paid to terminate certain interest rate swap agreements during the first quarter of 2001 contributed to the increase in interest expense. Depreciation and amortization per weighted average GLA increased 5% from $5.13 per square foot in the 2000 period to $5.39 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The asset write-down recognized in 2000 represents the write off of all development costs associated with our site in Ft. Lauderdale, Florida, as well as additional costs associated with various other non-recurring development activities at other sites, which were discontinued. The costs associated with the Ft. Lauderdale site were written off because we terminated our contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, FL.

The loss on sale of real estate during 2000 represents the loss recognized on the sale of our centers in Lawrence, KS and McMinnville, OR and the land and the remaining site improvements in Stroud, OK. Net proceeds received from the sale of the centers totaled $7.1 million. As a result of the two center sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. We sold the Stroud land and site improvements in December 2000 and received net proceeds of approximately $723,500 in January 2001. As a result of this sale, we recognized a loss of $1 million on the sale of real estate in the fourth quarter of 2000.

The  extraordinary   losses  recognized  in  2001  represent  the  write-off  of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

2000 Compared to 1999

Base rentals increased $2.3 million, or 3%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions during 2000 and the fourth quarter of 1999 plus the acquisition of the Ft. Lauderdale, FL center in November of 1999, offset by the loss of rent from the sales of the centers in Lawrence, KS and McMinnville, OR and the full year effect of the loss of the Stroud, OK center. Base rentals per weighted average GLA increased $.12 per square foot due to the sale of the Lawrence, KS and McMinnville, OR centers and the loss of the Stroud, OK center, all of which had lower average base rentals per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased by $112,000, or 4%, and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999. Same-space sales for the year ended December 31, 2000, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 7% to $281 per square foot due to our efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants. However, for the year ended December 31, 2000, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1999, were flat compared with the previous year.

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

Interest expense increased $3.3 million during 2000 as compared to 1999 due to additional financing necessary to fund the expansions of 2000, the acquisition in Fort Lauderdale, FL, higher average interest rates and additional amortization of deferred financing charges incurred during the year for the more than $75 million in debt obtained during 2000. Depreciation and amortization per weighted average GLA increased from $4.97 per square foot in 1999 to $5.13 per square foot in the 2000 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The asset write-down recognized in 2000 represents the write off of all development costs associated with our site in Ft. Lauderdale, FL, as well as additional costs associated with various other non-recurring development activities at other sites, which were discontinued. The costs associated with the Ft. Lauderdale site were written off because we terminated our contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, FL.

The loss on sale of real estate during 2000 represents the loss recognized on the sale of our centers in Lawrence, KS and McMinnville, OR and the land and the remaining site improvements in Stroud, OK. Net proceeds received from the sale of the centers totaled $7.1 million. As a result of the two center sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. We sold the Stroud land and site improvements in December 2000 and received net proceeds of approximately $723,500 in January 2001. As a result of this sale, we recognized a loss of $1 million on the sale of real estate in the fourth quarter of 2000.

The  extraordinary   losses  recognized  in  1999  represent  the  write-off  of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

Liquidity and Capital Resources

Net cash provided by operating activities was $44.6, $38.4 and $43.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash provided by operating activities in 2001 compared to 2000 is primarily due to changes in other assets and accounts payable and accrued expenses. The decrease in cash provided by operating activities in 2000 compared to 1999 is primarily due to higher interest rate costs and a decrease in accounts payable. Net cash used in investing activities amounted to $23.3, $25.8 and $46.0 million during 2001, 2000 and 1999, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. Cash used in financing activities of $21.5, $12.5 and $3.0 in 2001, 2000 and 1999, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in distributions paid during 2001, 2000 and 1999.

Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of December 31, 2001, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB Associates, LLC ("TWMB"), with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"). We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase is projected to cost $34.6 million and will consist of approximately 260,000 square feet and include over 50 brand name outlet tenants. Currently, leases for over 215,000 square feet, or 83% of the first phase are fully executed. Stores are tentatively expected to begin opening in July of 2002. We currently anticipate construction of a 140,000 square foot second, and final phase to cost $13.7 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $1.75 million in cash for a total equity contribution in phase two of TWMB of $3.5 million. Upon the opening of phase one of the Myrtle Beach property, we will receive on-going asset management fees.

In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of December 31, 2001, the construction loan had a $10,000 balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

Either owner in TWMB has the right to initiate the sale or purchase of the other party's interest no sooner than October 25, 2002. If such action is initiated, one owner would determine the fair market value purchase price of the joint venture and the other would determine whether they would take the role of seller or purchaser. The owner who is to designate the fair market value purchase price would be determined by the toss of a coin. If either Rosen-Warren or we enacted this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive expectations of developing and operating an outlet center in the Myrtle Beach area.

Other Developments

We have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts. Obtaining appropriate approvals for the Bourne project from the local authorities continues to be a challenge and consequently, we are reviewing the viability of maintaining an option on the property.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive funds from operations.

Financing Arrangements

On February 9, 2001, we issued $100 million of 9 1/8% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under the $75 million 8 3/4% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24.0 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally, on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001, we entered into an eight year collateralized loan with John Hancock Life Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

During the fourth quarter of 2001, we purchased at par approximately $14.5 million of our outstanding 7 7/8% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. Additionally during the first quarter of 2002, we have purchased at par or below, an additional $4.9 million of the October 2004 notes bringing the total purchased to $19.4 million.

At December 31, 2001, approximately 51% of our outstanding debt represented unsecured borrowings and approximately 59% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the year-ended December 31, 2001 was 8.79%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our unitholders' interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $200 million in debt and $200 million in equity securities. We may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $75 million at December 31, 2001. During 2001, we extended the maturity of each of our three $25 million lines to June 30, 2003. Also during 2001, we cancelled a $25 million line of credit which reduced our borrowing ability from lines of credit from $100 million to $75 million.

Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its REIT status in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

Contractual Obligations and Commercial Commitments

The  following  table  details  our   contractual   obligations  and  commercial
commitments over the next five years and thereafter (in thousands):

Contractual Obligations                2002        2003       2004        2005        2006      Thereafter
---------------------------------- ---------- ----------- ---------- ----------- ----------- --------------
Debt                                  $2,288     $23,785    $63,941     $23,888     $53,899       $190,394
Operating leases                       2,264       1,914      1,832       1,824       1,819         64,401
---------------------------------- ---------- ----------- ---------- ----------- ----------- --------------
                                      $4,552     $25,699    $65,773     $25,712     $55,718       $254,795
---------------------------------- ---------- ----------- ---------- ----------- ----------- --------------

Our debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

The following table details our commercial commitments (in thousands):

Commercial Commitments                 2003        2004
----------------------------------- ---------- -----------
Lines of credit                      $54,050      ---
Joint venture guarantee                ---        $36,200
----------------------------------- ---------- -----------
                                      $54,050     $36,200
----------------------------------- ---------- -----------

We currently maintain three unsecured revolving credit facilities with major national banking institutions, totaling $75 million. As of December 31, 2001 amounts outstanding under these credit facilities totaled $20.95 million. All three credit facilities expire in June 2003.

We are party to a joint and several guarantee with respect to the $36.2 million construction loan obtained by TWMB. See "Joint Ventures" section above for further discussion of the guarantee.

Related Party Transactions

In May 2000, demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million was due from Stanley K. Tanger and $845,000 was due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balance of Stanley K. Tanger's note at December 31, 2001, through accelerated payments, was $797,000. Steven B. Tanger's note was paid in full during 2001. Additionally in August 2001, the Company's Board of Directors amended the notes to adjust the interest rate from 8% per annum to 90 day LIBOR plus 1.75%. We believe the amended interest rate is at arm's length based on our current unsecured, variable borrowing rate.

During the first quarter of 2002, Stanley K. Tanger made a quarterly payment of $100,000.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes on our floating rate debt. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In January 2000, we entered into new interest rate swap agreements on notional amounts totaling $20.0 million. In order to fix the interest rate, we paid $162,000. As mentioned previously in the "Financing Arrangements" section, these agreements subsequently were terminated in February 2001 at a cost of $295,200 which has been included in interest expense. In December 2000, we entered into another interest rate swap agreement on notional amounts totaling $25.0 million. This agreement fixes the 30-day LIBOR index at 5.97% through January 2003. At December 31, 2001, we would have had to pay $973,000 to terminate this agreement. A 1% decrease in the 30-day LIBOR index would increase this amount by approximately $252,000. The fair value is based on dealer quotes, considering current interest rates. We do not intend to terminate our remaining interest rate swap agreement prior to its maturity. This derivative is currently carried on our books as a liability; however if held until maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total debt at December 31, 2001 was $358.2 million while the recorded value was $358.2 million, respectively. A 1% increase from prevailing interest rates at December 31, 2001 would result in a decrease in fair value of total debt by approximately $12.1 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Critical Accounting Policies

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our financial statements.

Cost Capitalization

We capitalize fees and costs incurred to originate operating leases, including certain payroll, fringe benefits and other incremental direct costs, as deferred charges. The amount of these costs we capitalize is based on our estimate of the amount of costs directly related to executing successful leases. We amortize these costs to expense over the average minimum lease term.

We capitalize costs incurred for the construction and development of properties, including certain payroll, fringe benefits and direct and indirect project costs. The amount of these costs we capitalize is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable. The American Institute of Certified Public Accountants' Accounting Standards Executive Committee is currently considering a proposal that would limit the amount of overhead costs companies capitalize to certain payroll or payroll related costs. If this proposal is adopted, the amount of costs we capitalize will be less than would have been capitalized before the adoption of this proposal.

Impairment of Long-Lived Assets

Rental property held and used is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2001.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the terms of the related leases. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are recognized over the remaining lease term. Business interruption insurance proceeds received are recognized as other income over the estimated period of interruption.

Funds from Operations

We believe that for a clear understanding of our historical operating results, FFO should be considered along with net income as presented in the audited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. We caution that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash flows from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of FFO for the years ended December 31, 2001, 2000 and 1999 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                     2001           2000           1999
-------------------------------------------------------------- ------------ -------------- --------------
Funds from Operations:
Net income                                                        $  9,154        $ 5,268       $ 20,866
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt             338            ---            345
   Depreciation and amortization uniquely significant
     to real estate                                                 28,276         25,954         24,603
   Loss (gain) on sale or disposal of real estate                      ---          6,981         (4,141)
-------------------------------------------------------------- ------------ -------------- --------------
Funds from operations (1)                                         $ 37,768       $ 38,203       $ 41,673

Cash flow provided by (used in):
   Operating activities                                           $ 44,616       $ 38,420       $ 43,169
   Investing activities                                         $ (23,269)     $ (25,815)     $ (45,959)
   Financing activities                                         $ (21,476)     $ (12,474)      $ (3,043)

Weighted average units outstanding (2)                             11,707         11,706         11,698
-------------------------------------------------------------- ------------ -------------- --------------
(1)  For the years ended  December 31, 2000 and 1999,  includes $908 and $687 in gains on sales of outparcels of land.  (2) Assumes  preferred  units of the
     Operating  Partnership  and  unit  options  are all  converted  to  limited partnership units.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $299,500 in other comprehensive income (loss). At December 31, 2001 in accordance with the provisions of FAS 133, our sole interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At December 31, 2001, the fair value of the hedge is recorded as a liability of $973,000 in accounts payable and accrued expenses.

The FASB also issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("FAS 141") and ("FAS 142"), respectively on June 29, 2001. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. FAS 142 is required to be adopted beginning
January 1, 2002. We currently do not have any assets identified as either goodwill or intangible assets.

In 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with Retirement of Long-Lived Assets" ("FAS 143"). FAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the provisions of FAS No. 143 will not have a significant effect on our results of operations or our financial position.

In 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the  Impairment  or
Disposal of Long-Lived Assets" ("FAS 144"), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We will implement the provisions of FAS 144 on January 1, 2002. We believe FAS 144 will not have a significant effect on our results of operations or our financial position.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when the Company's Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in our results of operations. We currently do not have any assets that are held for sale.

During 2000, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued an exposure draft Statement of Position ("SOP") regarding the capitalization of costs associated with property, plant and equipment. Under the proposed SOP, all property plant and equipment related costs would be expensed unless the costs are directly identifiable with specific projects and the proposal would limit the amount of overhead costs companies capitalize to certain payroll or payroll related costs. If this proposal is adopted, the amount of costs we capitalize will be less than would have been capitalized before the adoption of this proposal. The expected effective date of the final SOP is expected in late 2002 or 2003.

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

Approximately 33% of our lease portfolio is scheduled to expire during the next two years. Approximately 927,000 square feet of space is up for renewal during 2002, 20% of which is located in our dominant center in Riverhead, NY, and approximately 848,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 82% of the 684,000 square feet that came up for renewal in 2001 with the existing tenants at an average base rental rate of approximately 6% higher than the expiring rate. This compares with the renewal of 75% of the 690,000 square feet that came up for renewal in 2000 with the existing tenants at an average base rental rate 4% higher than the expiring rate. We also re-tenanted 269,000 square feet during 2001 at a 10% increase in the average base rental rate. This compares favorably with the 303,000 square feet that were released in 2000 at an average increase of 7%.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. As of March 1, 2002, existing tenants have already renewed approximately 341,000, or 37%, of the square feet scheduled to expire in 2002. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2001 and 2000, our centers were 96% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may continue to reduce our average occupancy rates in the near term.

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

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Accountants                         F-1
         Balance Sheets-December 31, 2001 and 2000                 F-2
         Statements of Operations-
           Years Ended December 31, 2001, 2000 and 1999            F-3
         Statements of Partners' Equity-
           For the Years Ended December 31, 2001, 2000 and 1999    F-4
         Statements of Cash Flows-
           Years Ended December 31, 2001, 2000 and 1999            F-5
         Notes to Financial Statements                             F-6 to F-16

     2.  Financial Statement Schedule

         Schedule III
            Report of Independent Accountants                      F-17
            Real Estate and Accumulated Depreciation               F-18 to F-20

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

        3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 8)

        10.1    Amended and Restated Unit Option Plan. (Note 6)

        10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 2)

        10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 6)

        10.5A Amended Employment Agreement for Stanley K. Tanger, as of January 1, 2001. (Note 10)

        10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 6)

        10.6A Amended Employment Agreement for Steven B. Tanger, as of January 1, 2001. (Note 10)

        10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2002 (Note 10)

        10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 2002 (Note 10)

        10.9    Not applicable.

        10.10   Amended  and  Restated   Employment   Agreement   for  Frank  C.
                Marchisello, Jr., as of January 1, 2002 (Note 10)

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

        10.15   Form of Senior Indenture. (Note 4)

        10.16   Form of First  Supplemental  Indenture  (to  Senior  Indenture).
                (Note 4)

        10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 5)

        10.17   Promissory Note 05/16/2000. (Note 9)

        10.18   Promissory Note 05/16/2000. (Note 9)

        21.1    List of Subsidiaries.

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

        10. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                             TANGER PROPERTIES LIMITED PARTNERSHIP

                             By: Tanger GP Trust, its sole general partner

                             By:/s/ Stanley K. Tanger
                                  Stanley K. Tanger
                                  Chairman of the Board and
                                  Chief Executive Officer

March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as officers or directors of the general partner and on the dates indicated:


Signature                                 Title                        Date
--------------------------------------------------------------------------------
/s/ Stanley K. Tanger           Chairman of the Board and Chief   March 28, 2002
Stanley K. Tanger               Executive Officer (Principal
                                Executive Officer)

/s/ Steven B. Tanger            Trustee and President             March 28, 2002
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.   Trustee and Treasurer             March 28, 2002
Frank C. Marchisello, Jr.       (Principal Financial and
                                Accounting Officer))

/s/ Jack Africk                 Trustee                           March 28, 2002
Jack Africk

/s/ William G. Benton           Trustee                           March 28, 2002
William G. Benton

/s/ Thomas E. Robinson          Trustee                           March 28, 2002
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of TANGER PROPERTIES LIMITED PARTNERSHIP:

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements and in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the Partnership changed its accounting method for derivative instruments and hedging activities.


/s/ PricewaterhouseCoopers LLP

Raleigh, NC
January 17, 2002


                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                           December 31,
                                                                                       2001            2000
-------------------------------------------------------------------------------------------------------------

ASSETS
  Rental Property
    Land                                                                            $ 60,158        $ 59,858
    Buildings, improvements and fixtures                                             539,108         505,554
    Developments under construction                                                        -          19,516
-------------------------------------------------------------------------------------------------------------
                                                                                     599,266         584,928
    Accumulated depreciation                                                        (148,950)       (122,365)
-------------------------------------------------------------------------------------------------------------
    Rental property, net                                                             450,316         462,563
  Cash and cash equivalents                                                              503             632
  Deferred charges, net                                                               11,413           8,566
  Other assets                                                                        13,847          15,512
-------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $ 476,079       $ 487,273
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilites
  Debt
    Senior, unsecured notes                                                        $ 160,509       $ 150,000
    Mortgages payable                                                                176,736         135,313
    Term note, unsecured                                                                   -          20,000
    Lines of credit                                                                   20,950          41,530
-------------------------------------------------------------------------------------------------------------
                                                                                     358,195         346,843
  Construction trade payables                                                          3,722           9,784
  Accounts payable and accrued expses                                                 16,285          12,672
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                              378,202         369,299
-------------------------------------------------------------------------------------------------------------
Commitments
Partners' Equity
  General partner                                                                      1,346           1,611
  Limited partners                                                                    97,504         116,363
  Accumulated other comprehensive loss                                                  (973)              -
-------------------------------------------------------------------------------------------------------------
  Total partners' equity                                                              97,877         117,974
-------------------------------------------------------------------------------------------------------------
      Total liabilities and partners' equity                                       $ 476,079       $ 487,273
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                                     Year Ended December 31,
                                                                                 2001          2000          1999
------------------------------------------------------------------------------------------------------------------
REVENUES
  Base rentals                                                               $ 75,354      $ 71,457      $ 69,180
  Percentage rentals                                                            2,735         3,253         3,141
  Expense reimbursements                                                       30,207        30,046        27,910
  Other income                                                                  2,772         4,065         3,785
------------------------------------------------------------------------------------------------------------------
       Total revenues                                                         111,068       108,821       104,016
------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                           34,639        33,623        30,585
  General and administrative                                                    8,231         7,366         7,298
  Interest                                                                     30,134        27,565        24,239
  Depreciation and amortization                                                28,572        26,218        24,824
   Asset write-down                                                               ---         1,800           ---
------------------------------------------------------------------------------------------------------------------
       Total expenses                                                         101,576        96,572        86,946
------------------------------------------------------------------------------------------------------------------
Income before (loss) gain on disposal or sale of real estate
    and extraordinary item                                                      9,492        12,249        17,070
(Loss) gain on disposal or sale of real estate                                    ---        (6,981)        4,141
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                9,492         5,268        21,211
Extraordinary item - Loss on early extinguishment of debt                        (338)          ---          (345)
------------------------------------------------------------------------------------------------------------------
Net income                                                                      9,154         5,268        20,866
Less applicable preferred unit distributions                                   (1,771)       (1,823)       (1,917)
------------------------------------------------------------------------------------------------------------------
Income available to partners                                                    7,383         3,445        18,949
Income allocated to the limited partners                                       (7,282)       (3,397)       (5,278)
------------------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                           101            48        13,671
------------------------------------------------------------------------------------------------------------------

Basic earnings per unit:
  Income before extraordinary item                                             $ 0.70        $ 0.32        $ 1.77
  Extraordinary item                                                            (0.03)          ---         (0.03)
------------------------------------------------------------------------------------------------------------------
  Net income                                                                   $ 0.67        $ 0.32        $ 1.74
------------------------------------------------------------------------------------------------------------------

Diluted earnings per unit:
  Income before extraordinary item                                             $ 0.70        $ 0.31        $ 1.77
  Extraordinary item                                                            (0.03)          ---         (0.03)
------------------------------------------------------------------------------------------------------------------
  Net income                                                                   $ 0.67        $ 0.31        $ 1.74
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 2001, 2000, and 1999
                        (In thousands, except unit data)

                                                                                       Accumulated         Total
                                                         General       Limited           Other            Partners'
                                                         Partners      Partners     Comprehensive Loss     Equity
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                              $ 128,746       $ 20,617               $ -       $ 149,363

Conversion of 3,000 preferred units
  into 27,029 partnership units                               ---            ---               ---             ---
Issuance of 500 units upon
   exercise of unit options                                    12            ---               ---              12
Repurchase and retirement of 48,300
   partnership units                                         (958)           ---               ---            (958)
Transfer of partnership interest                         (120,557)       120,557               ---             ---
Net income                                                 15,588          5,278               ---          20,866
Preferred distributions ($21.76 per unit)                  (1,918)           ---               ---          (1,918)
Distributions to partners ($2.42 per unit)                (18,986)        (7,325)              ---         (26,311)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                  1,927        139,127               ---         141,054
Conversion of 4,670 preferred units
  into 42,076 partnership units                               ---            ---               ---             ---
Net income                                                     48          5,220               ---           5,268
Preferred distributions ($21.87 per unit)                     ---         (1,840)              ---          (1,840)
Distributions to partners ($2.43 per unit)                   (364)       (26,144)              ---         (26,508)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                  1,611        116,363               ---         117,974
Comprehensive income:
  Net income                                                  101          9,053               ---           9,154
  Unrealized loss on mark-to-market
    of cash flow hedge                                        ---            ---              (973)           (973)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                    101          9,053              (973)          8,181
Issuance of 10,800 units upon                                 ---            201               ---             201
  exercise of unit options
Preferred distributions ($21.96 per unit)                     ---         (1,770)              ---          (1,770)
Distributions to partners ($2.44 per unit)                   (366)       (26,343)              ---         (26,709)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                  1,346         97,504              (973)         97,877
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                    TANGER PROPERTIES LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                                                              Year Ended December 31,
                                                                                        2001           2000           1999
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                         $ 9,154        $ 5,268       $ 20,866
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   28,572         26,218         24,824
      Amortization of deferred financing costs                                         1,309          1,264          1,005
      Loss on early extinguishment of debt                                               338            ---            345
      Asset write-down                                                                   ---          1,800            ---
      Loss (gain) on disposal or sale of real estate                                     ---          6,981         (4,141)
      Gain on sale of outparcels of land                                                 ---           (908)          (687)
      Straight-line base rent adjustment                                                 342             92           (214)
  Increase (decrease) due to changes in:
      Other assets                                                                     2,261         (2,104)        (1,196)
      Accounts payable and accrued expenses                                            2,640           (191)         2,367
---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                     44,616         38,420         43,169
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                       ---            ---        (15,500)
  Additions to rental properties                                                     (20,368)       (36,056)       (34,224)
  Additions to investments in joint ventures                                          (4,068)          (117)           ---
  Additions to deferred lease costs                                                   (1,618)        (2,238)        (1,862)
  Net proceeds from sale of real estate                                                  723          8,598          1,987
  Net insurance proceeds from property losses                                            ---          4,046          6,451
  Collections from (advances to) officers, net                                         2,062            (48)        (2,811)
---------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                        (23,269)       (25,815)       (45,959)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repurchase of partnership units                                                        ---            ---           (958)
  Cash distributions paid                                                            (28,479)       (28,348)       (28,229)
  Proceeds from issuance of debt                                                     279,075        172,595        185,055
  Repayment of debt                                                                 (267,723)      (155,399)      (157,893)
  Additions to deferred financing costs                                               (4,550)        (1,322)        (1,030)
  Proceeds from exercise of unit options                                                 201            ---             12
---------------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                        (21,476)       (12,474)        (3,043)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (129)           131         (5,833)
Cash and cash equivalents, beginning of period                                           632            501          6,334
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 503          $ 632          $ 501
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization of the Operating Partnership

Tanger Properties Limited Partnership (the "Operating Partnership"), a North Carolina limited partnership, develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, we owned and operated 29 factory outlet centers located in 20 states with a total gross leasable area of approximately 5.3 million square feet at the end of 2001. We provide all development, leasing and management services for our centers.

We are controlled by Tanger Factory Outlet Centers, Inc. (the "Company), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") as the sole shareholder of the Operating Partnership's general partner, Tanger GP Trust. Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP") holds the remaining Units. TFLP holds a limited partnership interest in and is a minority owner of the Operating Partnership. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2001, the Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 7,779,711 Units and 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - Allocation of income to the partners is based on each partner's respective ownership of Units issued by the Operating Partnership. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting.

Reclassifications - Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Operating Segments - We aggregate the financial information of all centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

Rental Properties - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain payroll, fringe benefits and direct and indirect project costs, are capitalized. The amount of these costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

                         NOTES TO FINANCIAL STATEMENTS

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2001, 2000 and 1999 amounted to $551,000, $1,020,000 and $1,242,000 and development costs capitalized amounted to $616,000, $843,000 and $1,711,000, respectively. Depreciation expense for each of the years ended December 31, 2001, 2000 and 1999 was $26,585,000 $24,239,000 and $23,095,000, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

Deferred Charges - Deferred lease costs consist of fees and costs incurred, including payroll, fringe benefits and other incremental direct costs, to originate successful, operating leases and are amortized over the average minimum lease term. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Impairment of Long-Lived Assets - Rental property held and used is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2001.

Derivatives - We selectively enter into interest rate protection agreements to mitigate changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The cost of these agreements is included in deferred financing costs and is amortized on a straight-line basis over the life of the agreements.

On January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives to be accounted for as hedges. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a derivative is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

                         NOTES TO FINANCIAL STATEMENTS

Income Taxes - As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no provision has been made for Federal income taxes in the accompanying financial statements.

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term. Business interruption insurance proceeds received are recognized as other income over the estimated period of interruption.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2001, 2000 or 1999.

New Accounting Pronouncements - The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("FAS 141") and ("FAS 142"), respectively on June 29, 2001. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. FAS 142 is required to be adopted beginning January 1, 2002. We currently do not have any assets identified as either goodwill or intangible assets.

In 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with Retirement of Long-Lived Assets" ("FAS 143"). FAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the provisions of FAS No. 143 will not have a significant effect on our results of operations or our financial position.

In 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the  Impairment  or
Disposal of Long-Lived Assets" ("FAS 144"), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We will implement the provisions of FAS 144 on January 1, 2002. We believe FAS 144 will not have a significant effect on our results of operations or our financial position.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in the results of operations. We currently do not have any assets that are held for sale.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2001, 2000 and 1999 amounted to $3,722,000, $9,784,000 and $6,287,000, respectively. Interest paid, net of interest capitalized, in 2001, 2000 and 1999 was $27,379,000 $25,644,000 and $23,179,000, respectively.

Other assets includes a receivable from the sale of real estate of $723,500 as of December 31, 2000.

                         NOTES TO FINANCIAL STATEMENTS

3.   Investments in Real Estate Joint Ventures

At December 31, 2001, our investment in unconsolidated real estate joint ventures, of which we own 50%, was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions and are included in other assets. Equity in income (loss) is included in other income. Our investment in real estate joint ventures is reduced by 50% of the profits earned for services we provided to the joint ventures.

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of December 31, 2001, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB Associates, LLC ("TWMB"), with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"). Rosen-Warren and we each own 50% of TWMB. Also, in September 2001 TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of December 31, 2001, the construction loan had a $10,000 balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by us and by our respective venture partner.

We receive fees from TWMB for our respective development, leasing and other services and, upon the opening of phase one of the Myrtle Beach property, will receive on-going asset management fees. Since this project was under construction during 2001, the impact of this joint venture to our results of operations was insignificant.

Summary unaudited financial information of joint ventures accounted for using the equity method as of December 31, 2001 and 2000 is as follows (in thousands):

                                                           2001           2000
------------------------------------------------ --------------- --------------
Assets:
    Investment properties at cost, net                   $7,348          $   -
    Cash and cash equivalents                               136            141
    Other assets                                          2,199            175
------------------------------------------------ --------------- --------------
    Total assets                                         $9,683          $ 316
------------------------------------------------ --------------- --------------
Liabilities and Owners' Equity
    Debt                                                  $  10          $   -
    Accounts payable and other liabilities                1,030             85
------------------------------------------------ --------------- --------------
------------------------------------------------ --------------- --------------
    Total liabilities                                     1,040             85
    Owners' equity                                        8,643            231
------------------------------------------------ --------------- --------------
    Total liabilities and owners' equity                 $9,683          $ 316
------------------------------------------------ --------------- --------------

                         NOTES TO FINANCIAL STATEMENTS

4.   Accounting Change - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). Upon adoption we recorded a cumulative effect adjustment of $299,500 loss, in other comprehensive income (loss). As discussed in Note 7, certain interest rate swap agreements were terminated during the first quarter of 2001 and the other comprehensive loss totaling $147,000, recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our sole remaining interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At December 31, 2001, the fair value of the hedge is recorded as a liability of $973,000 in accounts payable and accrued expenses. For the year ended December 31, 2001, the change in the fair value of the remaining derivative instrument was recorded as a $820,000 loss to accumulated other comprehensive income. Total comprehensive income for the year ended December 31, 2001 is as follows (in thousands):

                                                                       2001
-------------------------------------------------------------- --------------
Net income                                                          $  9,154
     Other comprehensive income (loss):
        Cumulative effect adjustment of FAS 133 adoption,              (300)
        Reclassification to earnings on termination of cash              147
        Change in fair value of cash flow hedge                        (820)
-------------------------------------------------------------- --------------
Other comprehensive loss                                               (973)
-------------------------------------------------------------- --------------
Total comprehensive income                                           $ 8,181
-------------------------------------------------------------- --------------

5.   Deferred Charges

Deferred charges as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                       2001            2000
---------------------------------------------- -------------- ---------------
Deferred lease costs                                $ 14,467         $12,849
Deferred financing costs                               8,210           6,697
---------------------------------------------- -------------- ---------------
                                                      22,677          19,546
Accumulated amortization                            (11,264)        (10,980)
---------------------------------------------- -------------- ---------------
                                                    $ 11,413         $ 8,566
---------------------------------------------- -------------- ---------------

Amortization of deferred lease costs for the years ended December 31, 2001, 2000 and 1999 was $1,642,000, $1,578,000 and $1,459,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying statements of operations, for the years ended December 31, 2001, 2000 and 1999 was $1,277,000, $1,264,000 and $1,005,000, respectively. During 2001 and 1999, we expensed the unamortized financing costs totaling $338,000 and $345,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as an extraordinary item in the accompanying statements of operations.

6.    Related Party Transactions

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million was due from Mr. Tanger and $845,000 was due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balance of Mr. Tanger's note at December 31, 2001, through accelerated payments, was $797,000. Steven B. Tanger's note was paid in full during 2001. Additionally in August 2001, the Company's Board of Directors amended the notes to adjust the interest rate from 8% per annum to 90 day LIBOR plus 1.75%.

During the first quarter of 2002, Stanley K. Tanger made a quarterly payment of $100,000.

                         NOTES TO FINANCIAL STATEMENTS

7.   Debt

 Debt at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                                  2001            2000
------------------------------------------------------------------------- -------------- ---------------
8.75% Senior, unsecured notes, maturing March 2001                             $    ---        $ 75,000
7.875% Senior, unsecured notes, maturing October 2004                            60,509          75,000
9.125% Senior, unsecured notes, maturing February 2008                          100,000             ---
Mortgage notes with fixed interest:
   9.77%, maturing April 2005                                                    14,822          15,099
   9.125%, maturing September 2005                                                8,723           9,120
   7.875%, maturing April 2009                                                   63,968          64,980
   7.98%, maturing April 2009                                                    19,303             ---
   8.86%, maturing September 2010                                                16,420          16,614
Mortgage notes with variable interest:
    LIBOR plus 1.75%, maturing March 2006                                        53,500          29,500
Term note, unsecured, with variable interest:
    LIBOR plus 2.25%, maturing January 2002                                         ---          20,000
Revolving lines of credit with variable interest rates ranging
......from either prime less .25% to prime or from LIBOR plus
   1.60% to LIBOR plus 1.75%                                                     20,950          41,530
------------------------------------------------------------------------- -------------- ---------------
                                                                              $ 358,195       $ 346,843
------------------------------------------------------------------------- -------------- ---------------

During 2001 we cancelled a $25 million revolving credit facility which reduced our unsecured lines of credit borrowing capacity to $75 million. All line of credit agreements expire in June 2003. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $181.7 million at December 31, 2001, serve as collateral for the fixed and variable rate mortgages.

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

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001, we entered into an eight year collateralized loan with John Hancock Life Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

During the fourth quarter of 2001, we purchased at par approximately $14.5 million of our outstanding 7 7/8% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. Accordingly, approximately $158,000 of unamortized bond issuance costs were written off as an extraordinary item. Additionally during the first quarter of 2002, we have purchased at or below par, an additional $4.9 million of October 2004 notes bringing our total notes purchased to $19.4 million.

                         NOTES TO FINANCIAL STATEMENTS

Maturities of the existing debt are as follows (in thousands):

    Year                                     Amount            %
    ---------------------------------- ------------- ------------
    2002                                    $ 2,288            1
    2003                                     23,785            7
    2004                                     63,941           18
    2005                                     23,888            7
    2006                                     53,899           15
    Thereafter                              190,394           52
    ---------------------------------- ------------- ------------
                                          $ 358,195          100
    ---------------------------------- ------------- ------------

8.   Derivatives and Fair Value of Financial Instruments

In December 2000, we entered an interest rate swap agreement effective through January 2003 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97%. At December 31, 2001, we would have had to pay $973,000 to terminate the agreement.

In January 2000, we entered into interest rate swap agreements on notional amounts totaling $20.0 million. In order to fix the interest rate, we paid $162,000. As mentioned above in Note 7, these agreements subsequently were terminated in February 2001 at a cost of $295,200.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of debt at December 31, 2001 and 2000, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $358.2 and $346.1 million, respectively.

9.  Partnership Equity

At December 31, 2001 and 2000, the ownership interests of the Operating Partnership consisted of the following:

                                          2001          2000
-------------------------------------------------------------
Preferred Units                         80,600        80,600
-------------------------------------------------------------
Partnership Units:
General partner                        150,000       150,000
Limited partners                    10,813,016    10,802,216
-------------------------------------------------------------
Total                               10,963,016    10,952,216
-------------------------------------------------------------

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

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. Preferred partnership Units are automatically converted into limited partnership Units to the extent of any conversion of the Company's Series A Preferred Shares into the Company's common shares. At December 31, 2001, 726,203 common shares of the Company (and 726,203 Units of the Operating Partnership) were reserved for the conversion of Depositary Shares (and Preferred Units). The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

                         NOTES TO FINANCIAL STATEMENTS

During 1998, the Company's Board of Directors authorized the repurchase of up to $6 million of the Company's common shares. Proceeds required to repurchase these common shares are funded by the Operating Partnership in exchange for an equivalent number of partnership units in the Operating Partnership. The timing and amount of purchases will be at the discretion of management. During 1999, we purchased and retired 48,300 common shares at a price of $958,000. We purchased no common shares during 2001 or 2000. The amount authorized for future repurchases remaining at December 31, 2001 totaled $4.8 million.

10.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, for the years ended December 31, 2001, 2000 and 1999 is set forth as follows (in thousands, except per unit amounts):

                                                                           2001             2000          1999
--------------------- -------------------------------------------- ------------- ---------------- -------------
NUMERATOR:
   Income before extraordinary item                                     $ 9,492          $ 5,268       $21,211
   Less applicable preferred unit distributions                         (1,771)          (1,823)       (1,917)
------------------------------------------------------------------ ------------- ---------------- -------------
   Income available to the general and limited partners
     numerator for basic and diluted earnings per unit                    7,721            3,445        19,294
------------------------------------------------------------------ ------------- ---------------- -------------
DENOMINATOR:
   Basic weighted average partnership units                              10,959           10,928        10,894
   Effect of outstanding unit options                                        21               25            10
------------------------------------------------------------------ ------------- ---------------- -------------
   Diluted weighted average partnership units                            10,980           10,953        10,904
------------------------------------------------------------------ ------------- ---------------- -------------
Basic earnings per unit before extraordinary item                        $  .70           $ 0.32        $ 1.77
------------------------------------------------------------------ ------------- ---------------- -------------
Diluted earnings per unit before extraordinary item                      $  .70           $ 0.31        $ 1.77
------------------------------------------------------------------ ------------- ---------------- -------------

Options to purchase units excluded from the computation of diluted earnings per unit during 2001, 2000 and 1999 because the exercise price was greater than the average market price of the common shares totaled 1,190,000, 1,198,000 and 652,000 units. The assumed conversion of the preferred units as of the beginning of the year would have been anti-dilutive.

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

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), our net income and earnings per unit would have been reduced to the following pro forma amounts (in thousands, except per unit amounts):


                                          2001              2000             1999
------------------ ---------------- ------------ ----------------- ----------------
Net income:        As reported           $9,154           $ 5,268          $20,866
                   Pro forma             $8,925           $ 4,985          $20,599

Basic EPS:         As reported           $  .67            $  .32          $  1.74
                   Pro forma             $  .65            $  .29          $  1.71

Diluted EPS:       As reported           $  .67            $  .31          $  1.74

                   Pro forma             $  .65            $  .29          $  1.71

                         NOTES TO FINANCIAL STATEMENTS

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: Expected dividend yields ranging from 10% to 11%; expected lives ranging from 5 years to 7 years; expected volatility ranging from 20% to 23%; and risk-free interest rates ranging from 4.72% to 6.61%. There were no option grants in 2001.

The Company and the Operating Partnership may issue up to a combined 1,750,000 shares and units under The Share Option Plan and The Unit Option Plan. The Company and the Operating Partnership have granted 1,529,310 options, net of options forfeited, through December 31, 2001. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.

Options outstanding at December 31, 2001 have exercise prices between $18.625 and $30.50, with a weighted average exercise price of $23.68 and a weighted average remaining contractual life of 4.78 years.

A summary of the status of the our two plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table and narrative below:

                                                  2001                        2000                       1999
                                      --------------------------- -------------------------- -----------------------
                                           Units       Wtd Avg         Units      Wtd Avg         Units     Wtd Avg
                                                       Ex Price                   Ex Price                  Ex Price
------------------------------------- ------------- ------------- ------------ ------------- ----------- -----------
Outstanding at beginning                 1,406,870     $ 23.63      1,227,490     $ 24.55     1,030,660     $ 25.16
   of year
Granted                                        ---         ---        225,200       18.63       226,800       22.13
Exercised                                 (10,800)      18.625             ---        ---           (500)     23.80
Forfeited                                   (8,640)      23.66        (45,820)      23.72       (29,470)      26.94
------------------------------------- -------------- ------------ -------------- ----------- ------------- ---------
Outstanding at end of year                1,387,430    $ 23.68      1,406,870     $ 23.63     1,227,490     $ 24.55
------------------------------------- -------------- ------------ -------------- ----------- ------------- ---------
Exercisable at end of year                1,006,490    $ 24.16        858,230     $ 24.19       718,630     $ 23.97
Weighted average fair value
   of options granted                       $   ---                    $ 1.20                    $ 1.05

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment. The employer matching contribution expense for the years 2001, 2000 and 1999 was immaterial.

Effective January 1, 2002, the vesting schedule of our 401(k) Plan was amended providing for 20% annual vesting starting with the second year of employment with 100% vesting after six years of employment.

12.   Asset Write-Down

During November 2000, we terminated our contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, FL. Because of this event, we wrote off all development costs associated with the site in Ft. Lauderdale. In addition, other costs associated with various other non-recurring development activities at other sites were written off. The total non-cash, non-recurring charge for abandoned development costs in the fourth quarter of 2000 was $1.8 million.

                         NOTES TO FINANCIAL STATEMENTS

13.      Disposition of Properties

In June 2000, we sold our centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sales totaled $7.1 million. As a result of the sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of our total portfolio's operating income.

In December 2000, we sold the real estate that the Stroud, OK center was located on prior to its destruction in May 1999 by a tornado. The land and site work had a net book value of $1.8 million and we recognized a loss on sale of real estate of $1,046,000. The net proceeds from the sale of the real estate of approximately $723,500 were received in January 2001.
14.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                               2001          2000         1999
---------------------------------------- ------------- ------------ ------------
Advertising and promotion                     $ 9,250      $ 9,114      $ 8,579
Common area maintenance                        13,155       13,777       12,296
Real estate taxes                               8,902        7,434        7,396
Other operating expenses                        3,332        3,298        2,314
---------------------------------------- ------------- ------------ ------------
                                             $ 34,639     $ 33,623     $ 30,585
---------------------------------------- ------------- ------------ ------------

15.  Lease Agreements

We are the lessor of a total of 1,147 stores in 29 factory outlet centers, under operating leases with initial terms that expire from 2002 to 2019. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

 2002                            $ 67,523
 2003                              55,147
 2004                              43,520
 2005                              30,041
 2006                              17,328
 Thereafter                        40,422
 -------------------- --------------------
                                $ 253,981
 -------------------- --------------------

16.  Commitments and Contingencies

At December 31, 2001, there were no material commitments for construction of new developments or additions to existing properties. Commitments for construction represent only those costs contractually required to be paid by us.

We purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $664,000 and $615,000 at December 31, 2001 and 2000, respectively.

                         NOTES TO FINANCIAL STATEMENTS

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2002 to 2085. Annual rental payments for these leases aggregated $2,333,000, $2,023,000 and $1,481,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

 2002                             $ 2,264
 2003                               1,914
 2004                               1,832
 2005                               1,824
 2006                               1,819
 Thereafter                        64,401
 ------------------- ---------------------
                                 $ 74,054
 ------------------- ---------------------

We are also subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Partners of Tanger Properties Limited Partnership

Our audits of the financial statements referred to in our report dated January 17, 2002 appearing in the 2001 Form 10-K of Tanger Properties Limited Partnership also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
January 17, 2002

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2001
                                 (In thousands)

------------------------------------- -------------- ------------------------ -----------------------
                                                                                Costs Capitalized
                                                                                   Subsequent to
                                                         Initial cost to            Acquisition
            Description                               Operating Partnership       (Improvements)
------------------------------------- -------------- ------------------------ -----------------------


                                                                  Buildings,             Buildings,
 Outlet Center                                                  Improvements            Improvements
      Name             Location        Encumbrances     Land     & Fixtures     Land     & Fixtures
----------------- ------------------- -------------- --------- -------------- -------- --------------
Barstow           Barstow, CA                    --    $3,941       $ 12,533    $ ---        $ 1,209
----------------- ------------------- -------------- --------- -------------- -------- --------------
Blowing Rock      Blowing Rock, NC          $ 9,782     1,963          9,424      ---          2,185
----------------- ------------------- -------------- --------- -------------- -------- --------------
Boaz              Boaz, AL                      ---       616          2,195      ---          2,142
----------------- ------------------- -------------- --------- -------------- -------- --------------
Bourne            Bourne, MA                    ---       899          1,361      ---            290
----------------- ------------------- -------------- --------- -------------- -------- --------------
Branch            North Branch, MN              ---       247          5,644      249          4,030
----------------- ------------------- -------------- --------- -------------- -------- --------------
Branson           Branson, MO                24,000     4,557         25,040      ---          7,751
----------------- ------------------- -------------- --------- -------------- -------- --------------
Casa Grande       Casa Grande, AZ               ---       753          9,091      ---          1,907
----------------- ------------------- -------------- --------- -------------- -------- --------------
Clover            North Conway, NH              ---       393            672      ---            247
----------------- ------------------- -------------- --------- -------------- -------- --------------
Commerce I        Commerce, GA                8,723       755          3,511      492          9,273
----------------- ------------------- -------------- --------- -------------- -------- --------------
Commerce II       Commerce, GA               29,500     1,262         14,046      541         17,838
----------------- ------------------- -------------- --------- -------------- -------- --------------
Dalton            Dalton, GA                 11,327     1,641         15,596      ---            444
----------------- ------------------- -------------- --------- -------------- -------- --------------
Ft. Lauderdale    Ft. Lauderdale, FL                    9,412          6,986      300             18
----------------- ------------------- -------------- --------- -------------- -------- --------------
Gonzales          Gonzales, LA                  ---       876         15,895       17          5,248
----------------- ------------------- -------------- --------- -------------- -------- --------------
Kittery-I         Kittery, ME                 6,445     1,242          2,961      229          1,339
----------------- ------------------- -------------- --------- -------------- -------- --------------
Kittery-II        Kittery, ME                   ---       921          1,835      529            597
----------------- ------------------- -------------- --------- -------------- -------- --------------
Lancaster         Lancaster, PA              14,822     3,691         19,907      ---         11,091
----------------- ------------------- -------------- --------- -------------- -------- --------------
LL Bean           North Conway, NH              ---     1,894          3,351      ---          1,063
----------------- ------------------- -------------- --------- -------------- -------- --------------
Locust Grove      Locust Grove, GA              ---     2,558         11,801      ---          8,365
----------------- ------------------- -------------- --------- -------------- -------- --------------
Martinsburg       Martinsburg, WV               ---       800          2,812      ---          1,391
----------------- ------------------- -------------- --------- -------------- -------- --------------
Nags Head         Nags Head, NC               6,638     1,853          6,679      ---          1,747
----------------- ------------------- -------------- --------- -------------- -------- --------------
Pigeon Forge      Pigeon Forge, TN              ---       299          2,508      ---          2,046
----------------- ------------------- -------------- --------- -------------- -------- --------------
Riverhead         Riverhead, NY                 ---       ---         36,374    6,152         72,640
----------------- ------------------- -------------- --------- -------------- -------- --------------
San Marcos        San Marcos, TX             38,542     1,801          9,440       17         35,170
----------------- ------------------- -------------- --------- -------------- -------- --------------
Sanibel           Sanibel, FL                   ---     4,916         23,196      ---          3,014
----------------- ------------------- -------------- --------- -------------- -------- --------------
Sevierville       Sevierville, TN               ---       ---         18,495      ---         25,823
----------------- ------------------- -------------- --------- -------------- -------- --------------
Seymour           Seymour, IN                   ---     1,671         13,249      ---            692
----------------- ------------------- -------------- --------- -------------- -------- --------------
Terrell           Terrell, TX                   ---       778         13,432      ---          5,660
----------------- ------------------- -------------- --------- -------------- -------- --------------
West Branch       West Branch, MI             7,190       350          3,428      121          5,216
----------------- ------------------- -------------- --------- -------------- -------- --------------
Williamsburg      Williamsburg, IA           19,767       706          6,781      716         12,429
----------------- ------------------- -------------- --------- -------------- -------- --------------
                                          $ 176,736  $ 50,795       $298,243   $9,363       $240,865
----------------- ------------------- -------------- --------- -------------- -------- --------------

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2001
                                 (In thousands)

-------------------------------------  -------------------------------------- ------------- ------------- --------------
                                               Gross Amount Carried
                                                at Close of Period
            Description                            12/31/01 (1)
-------------------------------------  -------------------------------------- ------------- ------------- --------------
                                                                                                          Life Used to
                                                                                                             Compute
                                                    Buildings,                                             Depreciation
 Outlet Center                                     Improvements                Accumulated     Date of       in Income
      Name             Location          Land      & Fixtures        Total     Depreciation  Construction    Statement
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Barstow           Barstow, CA            $3,941         $13,742      $17,683        $4,724      1995           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Blowing Rock      Blowing Rock, NC        1,963          11,609       13,572         1,693    1997 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Boaz              Boaz, AL                  616           4,337        4,953         2,140      1988           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Bourne            Bourne, MA                899           1,651        2,550           892      1989           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Branch            North Branch, MN          496           9,674       10,170         4,010      1992           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Branson           Branson, MO             4,557          32,790       37,347        11,202      1994           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Casa Grande       Casa Grande, AZ           753          10,998       11,751         5,199      1992           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Clover            North Conway, NH          393             919        1,312           533      1987           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Commerce I        Commerce, GA            1,247          12,784       14,031         5,143      1989           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Commerce II       Commerce, GA            1,803          31,884       33,687         7,979      1995           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Dalton            Dalton, GA              1,641          16,040       17,681         2,023    1998 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Ft. Lauderdale    Ft. Lauderdale, FL      9,712           7,004       16,716           571    1999 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Gonzales          Gonzales, LA              893          21,143       22,036         8,869      1992           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Kittery-I         Kittery, ME             1,471           4,300        5,771         2,569      1986           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Kittery-II        Kittery, ME             1,450           2,432        3,882         1,124      1989           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Lancaster         Lancaster, PA           3,691          30,998       34,689         8,953    1994 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
LL Bean           North Conway, NH        1,894           4,414        6,308         2,247      1988           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Locust Grove      Locust Grove, GA        2,558          20,166       22,724         6,470      1994           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Martinsburg       Martinsburg, WV           800           4,203        5,003         2,250      1987           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Nags Head         Nags Head, NC           1,853           8,426       10,279         1,526    1997 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Pigeon Forge      Pigeon Forge, TN          299           4,554        4,853         2,254      1988           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Riverhead         Riverhead, NY           6,152         109,014      115,166        24,336      1993           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
San Marcos        San Marcos, TX          1,818          44,610       46,428         8,356      1993           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Sanibel           Sanibel, FL             4,916          26,210       31,126         2,871    1998 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Sevierville       Sevierville, TN           ---          44,318       44,318         6,847    1997 (3)         (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Seymour           Seymour, IN             1,671          13,941       15,612         5,360      1994           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Terrell           Terrell, TX               778          19,092       19,870         6,721      1994           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
West Branch       West Branch, MI           471           8,644        9,115         3,475      1991           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
Williamsburg      Williamsburg, IA        1,422          19,210       20,632         8,613      1991           (2)
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
                                        $60,158        $539,108     $599,266      $148,950
----------------- -------------------  --------- --------------- ------------ ------------- ------------- --------------
(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $618,886,000
(2)  The Operating Partnership generally uses estimated lives ranging from 25 to
     33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
(3)  Represents year acquired

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2001
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2001 are as follows:

                                                       2001             2000              1999
                                              -------------- ---------------- -----------------
        Balance, beginning of year                 $584,928         $566,216          $529,247
        Acquisition of real estate                      ---              ---            15,500
        Improvements                                 14,338           39,701            31,343
        Dispositions and other                          ---         (20,989)           (9,874)
                                              -------------- ---------------- -----------------
        Balance, end of year                       $599,266         $584,928          $566,216
                                              ============== ================ =================


The changes in accumulated depreciation for the three years ended December 31, 2001 are as follows:

                                                       2001             2000             1999
                                              -------------- ---------------- ----------------
        Balance, beginning of year                $ 122,365        $ 104,511          $84,685
        Depreciation for the period                  26,585           24,239           23,095
        Dispositions and other                          ---          (6,385)          (3,269)
                                              -------------- ---------------- ----------------
        Balance, end of year                       $148,950         $122,365         $104,511
                                              ============== ================ ================