Form 10-Q
period 2002-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2002-05-02
CIK 1004036

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                     Page Number

Item 1.  Financial Statements (Unaudited)

           Statements of Operations
                For the three months ended March 31, 2002 and 2001        3

           Balance Sheets
                As of March 31, 2002 and December 31, 2001                4

           Statements of Cash Flows
                For the three months ended March 31, 2002 and 2001        5

           Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10



                           Part II. Other Information

Item 1.  Legal proceedings                                               19

Item 6.  Exhibits and Reports on Form 8-K                                19

Signatures                                                               20


                      TANGER PROPERTIES LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                       (In thousands, except per unit data)

                                                                          Three Months Ended
                                                                              March 31,
                                                                         2002             2001
-----------------------------------------------------------------------------------------------
                                                                             (Unaudited)
REVENUES
  Base rentals                                                        $18,589          $18,278
  Percentage rentals                                                      597              351
  Expense reimbursements                                                7,449            7,571
  Other income                                                            573              520
-----------------------------------------------------------------------------------------------
       Total revenues                                                  27,208           26,720
-----------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                    8,804            8,697
  General and administrative                                            2,275            2,069
  Interest                                                              7,129            7,633
  Depreciation and amortization                                         7,173            7,211
-----------------------------------------------------------------------------------------------
       Total expenses                                                  25,381           25,610
-----------------------------------------------------------------------------------------------
Income before extraordinary item                                        1,827            1,110
Extraordinary item - Loss on early extinguishment of debt                 ---             (180)
-----------------------------------------------------------------------------------------------
Net income                                                              1,827              930
Less applicable preferred unit distributions                             (444)            (442)
-----------------------------------------------------------------------------------------------
Net income available to common unitholders                              1,383              488
Income allocated to limited partners                                   (1,364)            (481)
-----------------------------------------------------------------------------------------------
Income allocated to general partner                                       $19               $7
===============================================================================================

Basic earnings per common unit:
  Income before extraordinary item                                       $.13             $.06
  Extraordinary item                                                      ---             (.02)
-----------------------------------------------------------------------------------------------
  Net income                                                             $.13             $.04
===============================================================================================

Diluted earnings per common unit:
  Income before extraordinary item                                       $.13             $.06
  Extraordinary item                                                      ---             (.02)
-----------------------------------------------------------------------------------------------
  Net income                                                             $.13             $.04
===============================================================================================

Distributions paid per common unit                                       $.61             $.61
===============================================================================================

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                 (In thousands)

                                                             March 31,      December 31,
                                                                2002            2001
-------------------------------------------------------------------------------------------
                                                            (Unaudited)
ASSETS
 Rental Property
  Land                                                            $60,196          $60,158
  Buildings, improvements and fixtures                            541,010          539,108
-------------------------------------------------------------------------------------------
                                                                  601,206          599,266
  Accumulated depreciation                                       (155,614)        (148,950)
-------------------------------------------------------------------------------------------
Rental property, net                                              445,592          450,316
  Cash and cash equivalents                                           200              503
  Deferred charges, net                                            11,084           11,413
  Other assets                                                     12,029           13,847
-------------------------------------------------------------------------------------------
    Total assets                                                 $468,905         $476,079
===========================================================================================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                      $155,609         $160,509
    Mortgages payable                                             176,176          176,736
    Lines of credit                                                27,786           20,950
-------------------------------------------------------------------------------------------
                                                                  359,571          358,195
  Construction trade payables                                       3,934            3,722
  Accounts payable and accrued expenses                            11,114           16,285
-------------------------------------------------------------------------------------------
    Total liabilities                                             374,619          378,202
-------------------------------------------------------------------------------------------
Commitments
Partners' equity
  General partner                                                   1,274            1,346
  Limited partners                                                 93,694           97,504
  Accumulated other comprehensive loss                               (682)            (973)
-------------------------------------------------------------------------------------------
     Total partners' equity                                        94,286           97,877
-------------------------------------------------------------------------------------------
      Total liabilities and partners' equity                     $468,905         $476,079
===========================================================================================

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                          Three Months Ended
                                                                               March 31,
                                                                       2002                2001
-------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
OPERATING ACTIVITIES
  Net income                                                          $1,827                $930
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      7,173               7,211
    Amortization of deferred financing costs                             343                 633
    Loss on early extinguishment of debt                                 ---                 180
    Straight-line base rent adjustment                                    41                 104
Increase (decrease) due to changes in:
    Other assets                                                       1,614               1,608
    Accounts payable and accrued expenses                             (4,880)             (2,096)
-------------------------------------------------------------------------------------------------
      Net cash provided by operating activites                         6,118               8,570
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                      (1,725)             (7,071)
  Additions to investments in joint ventures                             (15)                ---
  Additions to deferred lease costs                                     (437)               (700)
  Proceeds from sale of real estate                                      ---                 723
  Collections from officers                                               92                 318
-------------------------------------------------------------------------------------------------
      Net cash used in investing activities                           (2,085)             (6,730)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash distributions paid                                             (7,131)             (7,095)
  Proceeds from issuance of debt                                      34,062             169,804
  Repayments of debt                                                 (32,686)           (161,362)
  Additions to deferred financing costs                                   (3)             (3,619)
  Proceeds from exercise of unit options                               1,422                 ---
-------------------------------------------------------------------------------------------------
      Net cash used in financing activities                           (4,336)             (2,272)
-------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (303)               (432)
Cash and cash equivalents, beginning of period                           503                 632
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $200                $200
=================================================================================================

Supplemental schedule of non-cash investing activities:

We purchase capital equipment and incur costs relating to construction fo new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2002 and 2001 amounted to $3,934 and $6,853, respectively.

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.   Business

Tanger Properties Limited Partnership (the "Operating Partnership"), a North Carolina limited partnership, develops, owns and operates factory outlet centers. We are controlled by Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as the sole shareholder of our general partner, Tanger GP Trust. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and the term the "Company" refers to Tanger Factory Outlet Centers, Inc. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

2.   Basis of Presentation

Our unaudited Financial Statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our Balance Sheets and our equity in the venture's income (loss) is included in other income in our Statements of Operations.

The accompanying unaudited Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim Financial Statements. All such adjustments are of a normal and recurring nature.

3.   Development of Rental Properties

During the first quarter of 2002, we did not open any square feet of expansion space. However, currently through our joint venture, TWMB Associates, LLC ("TWMB") with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we continued construction on the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. Stores in the 260,000 square foot first phase are expected to begin opening in July of 2002.

Interest costs capitalized during the three months ended March 31, 2002 and 2001 amounted to $79,000 and $371,000, respectively. The interest capitalized in 2002 relates to the on going construction of TWMB's Myrtle Beach, SC center.

4.   Investments in Real Estate Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of March 31, 2002, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. Rosen-Warren and we each own 50% of TWMB. Also, in September 2001 TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase totals approximately 260,000 square feet and includes over 50 brand name outlet tenants. In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of March 31, 2002, the construction loan had an $8.3 million balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by us and by our respective venture partner.

We receive fees from TWMB for our respective development, leasing and other services and, upon the opening of phase one of the Myrtle Beach property, will receive on-going asset management fees. Since this project was under construction during the quarter, the impact of this joint venture to our results of operations was insignificant.

At March 31, 2002, our investment in unconsolidated real estate joint ventures, of which we own 50%, was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income
(loss) and cash contributions and distributions. Our investments are included in other assets and equity in the venture's income (loss) is included in other income. Our investment in real estate joint ventures is reduced by 50% of the profits earned for services we provided to the joint ventures.

Summary unaudited financial information of joint ventures accounted for using the equity method as of March 31, 2002 and December 31, 2001 is as follows (in thousands):

                                                       2002           2001
---------------------------------------------- -------------- --------------
Assets:
    Investment properties at cost, net               $18,445         $7,348
    Cash and cash equivalents                             57            136
    Other assets                                       2,260          2,199
---------------------------------------------- -------------- --------------
    Total assets                                     $20,762         $9,683
============================================== ============== ==============
Liabilities and Owners' Equity

    Debt                                             $ 8,345          $  10
    Accounts payable and other liabilities             3,713          1,030
---------------------------------------------- -------------- --------------
    Total liabilities                                 12,058          1,040
    Owners' equity                                     8,704          8,643
---------------------------------------------- -------------- --------------
    Total liabilities and owners' equity             $20,762         $9,683
============================================== ============== ==============

5.   Other Comprehensive Income - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). In accordance with the provisions of FAS 133, our interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2002, the fair value of the hedge is recorded as a liability of $682,000. For the three months ended March 31, 2002, the change in the fair value of the derivative instrument was recorded as a $291,000 gain to accumulated other comprehensive income.

Total comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                              2002     2001
--------------------------------------------------------- -------- --------
Net income                                                  $1,827   $ 930
    Other comprehensive income:
       Cumulative effect adjustment of FAS 133 adoption       ---     (300)
       Reclassification  to  earnings  on  termination        ---      147
       of cash flow hedge
       Change in fair value of cash flow hedge                291     (435)
--------------------------------------------------------- -------- --------
Other comprehensive income (loss)                             291     (588)
--------------------------------------------------------- -------- --------
Total comprehensive income                                 $ 2,118   $ 342
========================================================= ======== ========

6.   Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                            2002         2001
-------------------- ----------------------------------- --------- -----------
NUMERATOR:
   Income before extraordinary item                       $ 1,827    $  1,110
   Less applicable preferred unit distributions              (444)       (442)
-------------------------------------------------------- --------- -----------
   Income available to common unitholders-
     numerator for basic and diluted earnings per unit      1,383         668
-------------------------------------------------------- --------- -----------
DENOMINATOR:
   Basic weighted average common units                     10,981      10,952
   Effect of outstanding unit options                          75          33
-------------------------------------------------------- --------- -----------
   Diluted weighted average common units                   11,056      10,985
-------------------------------------------------------- --------- -----------
Basic earnings per unit before extraordinary item          $  .13      $ 0.06
-------------------------------------------------------- --------- -----------
Diluted earnings per unit before extraordinary item        $  .13      $ 0.06
-------------------------------------------------------- --------- -----------

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. Options excluded for the three months ended March 31, 2002 and 2001 totaled 484,867 and 1,192,470, respectively. The assumed conversion of preferred units as of the beginning of the year would have been anti-dilutive.


At March  31,  2002 and  December  31,  2001,  the  ownership  interests  of the
Operating Partnership consisted of the following:

                                              2002           2001
------------------------------------ -------------- --------------
Preferred units                             80,590         80,600
------------------------------------ -------------- --------------
Common units:
   General partner                         150,000        150,000
   Limited partners                     10,881,306     10,813,016
------------------------------------ -------------- --------------
     Total                              11,031,306     10,963,016
==================================== ============== ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited, Financial Statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of our results of operations reported in the unaudited statements of operations compares the three months ended March 31, 2002 with the three months ended March 31, 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

     - the level and volatility of interest rates may fluctuate in an unfavorable manner;

     - our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At March 31, 2002, we owned 29 centers in 20 states totaling 5.33 million square feet compared to 29 centers in 20 states totaling 5.28 million square feet at March 31, 2001. The increase is primarily due to the completion of the expansion at our San Marcos, TX center during 2001. The center now contains over 441,000 square feet of gross leasable space.

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

A summary of the operating results for the three months ended March 31, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                     2002           2001
 ------------------------------------------ -------------- --------------
 GLA open at end of period (000's)                  5,332          5,282
 Weighted average GLA (000's) (1)                   5,332          5,255
 Outlet centers in operation                           29             29
 Centers expanded                                     ---              1
 States operated in at end of period                   20             20
 Occupancy percentage at end of period                 95             95

    Per square foot
Revenues
    Base rentals                                    $3.49          $3.48
    Percentage rentals                                .11            .07
    Expense reimbursements                           1.40           1.44
    Other income                                      .11            .10
 ------------------------------------------ -------------- --------------
      Total revenues                                 5.11           5.09
 ------------------------------------------ -------------- --------------
 Expenses
    Property operating                               1.65           1.66
    General and administrative                        .43            .39
    Interest                                         1.34           1.45
    Depreciation and amortization                    1.35           1.37
 ------------------------------------------ -------------- --------------
      Total expenses                                 4.77           4.87
 ------------------------------------------ -------------- --------------
 Income before extraordinary item                   $ .34          $ .22
 ========================================== ============== ==============

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.


The table set forth below summarizes certain information with respect to our existing centers as of March 31, 2002.

                                                        GLA          %
Date Opened                        Location           (sq. ft.)   Occupied
------------------ ------------------------------- ------------ ------------
Jun.  1986         Kittery I, ME                        59,694       100
Mar.  1987         Clover, North Conway, NH             11,000       100
Nov.  1987         Martinsburg, WV                      49,252        73
Apr.  1988         LL Bean, North Conway, NH            50,745       100
Jul.  1988         Pigeon Forge, TN                     94,558       100
Aug.  1988         Boaz, AL                             80,730        93
Jun.  1988         Kittery II, ME                       24,703        94
Jul.  1989         Commerce, GA                        185,750        84
Oct.  1989         Bourne, MA                           23,417       100
Feb.  1991         West Branch, MI                     112,420       100
May   1991         Williamsburg, IA                    277,230        97
Feb.  1992         Casa Grande, AZ                     184,768        89
Dec.  1992         North Branch, MN                    134,480       100
Feb.  1993         Gonzales, LA                        245,199        97
May   1993         San Marcos, TX                      441,432        97
Aug.  1994         Riverhead, NY                       729,238        98
Aug.  1994         Terrell, TX                         177,490        96
Sep.  1994         Seymour, IN                         141,051        73
Oct.  1994 (1)     Lancaster, PA                       255,059        94
Nov.  1994         Branson, MO                         277,494        94
Nov.  1994         Locust Grove, GA                    248,854       100
Jan.  1995         Barstow, CA                         105,950        59
Dec.  1995         Commerce II, GA                     342,556        95
Feb.  1997 (1)     Sevierville, TN                     353,977       100
Sept. 1997 (1)     Blowing Rock, NC                    105,448       100
Sep.  1997 (1)     Nags Head, NC                        82,254       100
Mar.  1998 (1)     Dalton, GA                          173,430        90
Jul.  1998 (1)     Fort Meyers, FL                     198,789        96
Nov.  1999 (1)     Fort Lauderdale, FL                 165,000       100
------------------ ------------------------------- ------------ --------
   Total                                             5,331,968        95
================== =============================== ============ ========

(1)  Represents date acquired by us.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Base rentals increased $311,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the effect of the completed expansion at our San Marcos, TX center during 2001 as mentioned above in the General Overview. Base rent per weighted average GLA increased by $.01 per square foot from $3.48 per square foot in the first three months of 2001 compared to $3.49 per square foot in the first three months of 2002. The slight increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at March 31, 2002 remained constant with the prior year quarter at 95%, a number of centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $246,000, and on a weighted average GLA basis, increased $.04 per square foot in 2002 compared to 2001. For the three months ended March 31, 2002, same-space sales increased 10% compared to the same period in 2001. Same-space sales are defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2002 were $300 per square foot, representing a 6% increase compared to the same period in 2001. The increases are attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio. Reported same-store sales for the quarter ended March 31, 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001, increased 5% compared to the same period in the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 85% in 2002 from 87% in 2001 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income increased $53,000 in 2002 compared to 2001 primarily due to increases in vending income and the recognition of development and lease fee revenue from our TWMB joint venture offset by decreases in interest income from 2001 which related to cash proceeds from the February 2001 bond offering.

Property operating expenses increased by $107,000, or 1%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.01 per square foot from $1.66 to $1.65. The decrease is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $206,000, or 10%, in the 2002 period as compared to the 2001 period. Also, as a percentage of total revenues, general and administrative expenses were 8% in the 2002 and 2001 periods and, on a weighted average GLA basis, increased $.04 per square foot from $.39 in 2001 to $.43 in 2002 due in part to an increase in professional fees and reserves for bad debts related to bankruptcy filings.

Interest expense decreased $504,000 during 2002 as compared to 2001 due primarily due to lower average interest rates during 2002. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. The replacement of the 2004 bonds with funding through lines of credit provides us with a significant interest expense reduction as the lines of credit have a lower interest rate. Also, the 2001 results included $295,200 paid to terminate certain interest rate swap agreements during that period. Depreciation and amortization per weighted average GLA decreased from $1.37 per square foot in the 2001 period to $1.35 per square foot in the 2002 period.

The 2001 extraordinary loss relates to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.1 million and $8.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable in 2002 when compared to 2001. Net cash used in investing activities was $2.1 and $6.7 million during 2002 and 2001, respectively. Cash used was higher in 2001 primarily due to the increase in cash paid for expansion activities at our San Marcos, TX center. Net cash used in financing activities amounted to $4.3 million and $2.3 million during the first three months of 2002 and 2001, respectively.

Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of March 31, 2002, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase is projected to cost $34.6 million and will consist of approximately 260,000 square feet and include over 50 brand name outlet tenants. Currently, leases for approximately 238,000 square feet, or over 91% of the first phase are fully executed. Stores are tentatively expected to begin opening in July of 2002. We currently anticipate construction of a 140,000 square foot second, and final phase to cost $13.7 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $1.75 million in cash for a total equity contribution in phase two of TWMB of $3.5 million. Upon the opening of phase one of the Myrtle Beach property, we will receive on-going asset management fees.

In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of March 31, 2002, the construction loan had an $8.3 million balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

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

Financing Arrangements

During the first quarter of 2002, we purchased at par or below, $4.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. These purchases were in addition to $14.5 million of the October 2004 notes that were purchased in the fourth quarter of 2001 at par.

At March 31, 2002, approximately 51% of our outstanding long-term debt represented unsecured borrowings and approximately 59% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2002 was 7.95%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our unitholders' interests. During the second quarter of 2001, the Company and we amended our shelf registrations for the ability to issue up to $200 million in debt and $200 million in equity securities. We may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $75 million at March 31, 2002. During 2001, we extended the maturity of each of our three $25 million lines to June 30, 2003. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002.

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

On April 11, 2002, our Board of Trustees declared a $.6125 cash distribution per common unit payable on May 15, 2002 to each unitholder of record on April 30, 2002. The Board of Trustees of the general partner also declared a cash distribution of $.5518 per preferred unit payable on May 15, 2002 to each unitholder of record on April 30, 2002.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2002, we would have paid approximately $682,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $188,000 to approximately $870,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate our interest rate swap agreement prior to its maturity. This derivative is currently recorded as a liability; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2002 was $355.4 million and its recorded value was $359.6 million. A 1% increase from prevailing interest rates at March 31, 2002 would result in a decrease in fair value of total long-term debt by approximately $11.5 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

Also in 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position.

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

Funds from Operations

We believe that for a clear understanding of our historical operating results, FFO should be considered along with net income as presented in the unaudited financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures. We caution that the calculation of FFO may vary from entity to entity and as such our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund distributions to unitholders and other cash needs.

Below is a calculation of funds from operations for the three months ended March 31, 2002 and 2001 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                             2002         2001
--------------------------------------------------------------------- ----------- -------------
Funds from Operations:
Net income                                                                $ 1,827       $  930
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt                    ---          180
   Depreciation and amortization uniquely significant to real estate        7,100        7,122
--------------------------------------------------------------------- -------------------------
Funds from operations                                                     $ 8,927      $ 8,232

Cash flow provided by (used in):
   Operating activities                                                   $ 6,118      $ 8,570
   Investing activities                                                  $ (2,085)    $ (6,730)
   Financing activities                                                  $ (4,336)    $ (2,272)

Weighted average units outstanding (1)                                     11,783       11,711
===================================================================== =========================

(1) Assumes our preferred units and unit options are all converted to common units.

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

Approximately 33% of our lease portfolio is scheduled to expire during the next two years. Approximately, 935,000 square feet of space is up for renewal during 2002, 20% of which is located in our dominant center in Riverhead, NY, and approximately 848,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of March 31, 2002, we have renewed approximately 404,000 square feet, or 43% of the square feet scheduled to expire in 2002. The existing tenants have renewed at an average base rental rate approximately 5% higher than the expiring rate. We also re-tenanted 94,000 square feet of vacant space during the first three months of 2002 at a 9% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of March 31, 2002, our centers were 95% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

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

        (a)   Exhibits - None.


        (b)   Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                      By:Tanger GP Trust, its general partner


                      By:        /s/  FRANK C. MARCHISELLO, JR.
                                -------------------------------
                                Frank C. Marchisello, Jr.
                                Treasurer

DATE: May 2, 2002