Form 10-Q
period 2002-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2002-11-14
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information


Item 1. Financial Statements (Unaudited)                            Page Number

          Statements of Operations
               For the three and nine months ended
               September 30, 2002 and 2001                                3

          Balance Sheets
               As of September 30, 2002 and December 31, 2001             4

          Statements of Cash Flows
               For the nine months ended September 30, 2002 and 2001      5

          Notes to Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations                            13

Item 3. Quantitative and Qualitative Disclosures about Market Risk       23

Item 4. Controls and Procedures                                          24


                           Part II. Other Information

Item 1. Legal proceedings                                                24

Item 6. Exhibits and Reports on Form 8-K                                 24

Signatures                                                               25

Certifications                                                           25

                                            TANGER PROPERTIES LIMITED PARTNERSHIP
                                                   STATEMENTS OF OPERATIONS
                                             (In thousands, except per unit data)

                                                                          Three Months Ended         Nine Months Ended
                                                                            September 30,                September 30,
                                                                          2002         2001             2002        2001
-------------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)                 (unaudited)
REVENUES
  Base rentals                                                        $ 18,839     $ 18,393         $ 55,552    $ 54,419
  Percentage rentals                                                       778          598            1,956       1,448
  Expense reimbursements                                                 7,411        7,126           22,046      22,171
  Other income                                                           1,045          846            2,193       1,923
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                   28,073       26,963           81,747      79,961
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                     8,654        8,334           25,988      25,761
  General and administrative                                             2,623        2,012            6,990       6,097
  Interest                                                               7,171        7,546           21,418      22,837
  Depreciation and amortization                                          7,201        7,112           21,400      21,070
-------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                   25,649       25,004           75,796      75,765
-------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,       2,424        1,959            5,951       4,196
   discontinued operations and extraordinary item
Equity in earnings of unconsolidated joint ventures                        317          ---              250         ---
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                        2,741        1,959            6,201       4,196
Discontinued operations                                                    251          318            1,337         954
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                         2,992        2,277            7,538       5,150
Extraordinary item - Loss on early extinguishment of debt                  ---          ---              ---        (180)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                               2,992        2,277            7,538       4,970
Less applicable preferred unit distributions                              (443)        (443)          (1,329)     (1,328)
-------------------------------------------------------------------------------------------------------------------------
Income available to common unitholders                                   2,549        1,834            6,209       3,642
Income allocated to limited partners                                     2,515        1,809            6,125       3,592
-------------------------------------------------------------------------------------------------------------------------
Income allocated to general partner                                       $ 34         $ 25             $ 84        $ 50
=========================================================================================================================
Basic earnings per common unit:
Income from continuing operations                                        $ .20        $ .14            $ .44       $ .26
Net income                                                               $ .22        $ .17            $ .56       $ .33
=========================================================================================================================

Diluted earnings per common unit:
Income from continuing operations                                        $ .20        $ .14            $ .43       $ .26
Net income                                                               $ .22        $ .17            $ .55       $ .33
-------------------------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                       $ .61        $ .61           $ 1.84      $ 1.83
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.



                                     TANGER PROPERTIES LIMITED PARTNERSHIP
                                                 BALANCE SHEETS
                                                 (In thousands)

                                                                                 September 30,      December 31,
                                                                                    2002               2001
-----------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
ASSETS
Rental Property
Land                                                                                 $ 52,345           $ 60,158
Buildings, improvements and fixtures                                                  571,826            539,108
-----------------------------------------------------------------------------------------------------------------
                                                                                      624,171            599,266
Accumulated depreciation                                                             (168,327)          (148,950)
-----------------------------------------------------------------------------------------------------------------
Rental property, net                                                                  455,844            450,316
Cash and cash equivalents                                                                 200                503
Deferred charges, net                                                                  10,494             11,413
Other assets                                                                           13,046             13,847
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 479,584          $ 476,079
=================================================================================================================

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes                                                             $ 155,609          $ 160,509
Mortgages payable                                                                     175,018            176,736
Lines of credit                                                                        16,269             20,950
-----------------------------------------------------------------------------------------------------------------
                                                                                      346,896            358,195
Construction trade payables                                                             4,041              3,722
Accounts payable and accrued expenses                                                  14,237             16,285
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     365,174            378,202
-----------------------------------------------------------------------------------------------------------------
Commitments
Partners' equity
General partner                                                                         1,155              1,346
Limited partners                                                                      113,709             97,504
Accumulated other comprehensive loss                                                     (454)              (973)
-----------------------------------------------------------------------------------------------------------------
Total partners' equity                                                                114,410             97,877
-----------------------------------------------------------------------------------------------------------------
Total liabilities and partners' equity                                              $ 479,584          $ 476,079
=================================================================================================================
The accompanying notes are an integral part of these financial statements.


                                         TANGER PROPERTIES LIMITED PARTNERSHIP
                                               STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                  2002             2001
------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)
OPERATING ACTIVITIES
 Net income                                                                                    $ 7,538          $ 4,970
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             21,572           21,339
      Amortization of deferred financing costs                                                     898            1,299
      Loss on early extinguishment of debt                                                         ---              180
      Equity in earnings of unconsolidated joint ventures                                         (250)             ---
      Gain on sale of real estate                                                                 (460)             ---
      Gain on sale of outparcels of land                                                          (274)             ---
      Straight-line base rent adjustment                                                           193              269
  Increase (decrease) due to changes in:
     Other assets                                                                                  (85)             631
      Accounts payable anued expenses                                                           (1,529)             321
------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                                27,603           29,009
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                                (4,182)         (16,595)
  Acquisition of rental property                                                               (37,500)             ---
  Additions to investments in joint ventures                                                       (30)          (4,044)
  Additions to deferred lease costs                                                             (1,200)          (1,232)
  Net proceeds from sale of real estate                                                         17,737              723
  Distributions received from unconsolidated joint ventur                                          150              ---
  Collections from officers                                                                        331            1,422
------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                  (24,694)         (19,726)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash distributions paid                                                                      (21,551)         (21,348)
  Contributions from sole shareholder of general partner                                        27,960              ---
  Proceeds from issuance of debt                                                                95,064          243,853
  Repayments of debt                                                                          (106,363)        (227,783)
  Additions to deferred financing costs                                                           (389)          (4,638)
  Proceeds from exercise of unit options                                                         2,067              201
------------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                                   (3,212)          (9,715)
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (303)            (432)
Cash and cash equivalents, beginning of period                                                     503              632
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 200            $ 200
========================================================================================================================
Supplemental schedule of non-cash investing activities:

   The  Operating  Partnership  purchases  capital  equipment  and incurs  costs
relating  to  construction  of  new  facilities,   including   tenant  finishing
allowances. Expenditures included in construction trade payables as of September
30, 2002 and 2001 amounted to $4,041 and $6,431, respectively.

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.   Business

Tanger Properties  Limited  Partnership (the "Operating  Partnership"),  a North
Carolina limited partnership, develops, owns, operates and manages factory outlet centers. We are controlled by Tanger Factory Outlet Centers, Inc. (the "Company") a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as sole shareholder of our general partner, Tanger GP Trust. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and the term the "Company" refers to Tanger Factory Outlet Centers, Inc. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

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

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our Balance Sheets.

     Certain amounts in the 2001 Financial Statements have been reclassified to conform to the 2002 presentation. See Footnote 4.

3.   Acquisition and Development of Rental Properties

On June 28, 2002, through our unconsolidated 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we opened the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase consists of approximately 260,000 square feet and features 60 brand name and designer outlet stores.

On September 9, 2002, we were retained by John Hancock Life Insurance Company as the exclusive manager of an existing 329,000 square foot factory outlet shopping center located in Vero Beach, Florida. We will manage the day-to-day operations, marketing and leasing of the established outlet center. Management fees earned for our services are recorded in other income.

On September 10, 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the results of operations since the acquisition date.

Interest costs capitalized during the three months ended September 30, 2002 and 2001 amounted to $9,000 and $48,000, respectively, and for the nine months ended September 30, 2002 and 2001 amounted to $168,000 and $471,000, respectively. The interest capitalized in 2002 relates to the construction of TWMB's Myrtle Beach, SC center.

4.   Disposition of Rental Properties

On June 27, 2002, we completed the sale of our non-core, single tenant property located in Ft. Lauderdale, Florida. Net proceeds from the sale were approximately $16.8 million. We recorded a gain on sale of real estate of approximately $460,000.

On August 14, 2002, we completed the sale of a previously leased outparcel of land in Seymour, Indiana. Net proceeds from the sale were approximately $359,000. We recorded a gain on sale of outparcel of approximately $243,000.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Statements of Operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                            2002        2001         2002          2001
----------------------------------------------------- ----------- ------------ ------------ -------------
Revenues:
   Base rentals                                             $  8        $ 408        $ 806        $1,224
   Expense reimbursements                                    ---          114          244           341
----------------------------------------------------- ----------- ------------ ------------ -------------
     Total revenues                                            8          522        1,050         1,565
 ----------------------------------------------------- ----------- ------------ ------------ -------------
Expenses:
   Property operating                                        ---          114          244           342

   Depreciation and amortization                             ---           90          172           269
----------------------------------------------------- ----------- ------------ ------------ -------------
       Total expenses                                        ---          204          416           611
----------------------------------------------------- ----------- ------------ ------------ -------------
Discontinue operations before gain on sale of
  real estate                                                  8          318          634           954
Gain on sale of outparcels                                   243          ---          243           ---
Gain on sale of real estate                                  ---          ---          460           ---
----------------------------------------------------- ----------- ------------ ------------ -------------
Discontinued operations                                      251          318        1,337           954
----------------------------------------------------- ----------- ------------ ------------ -------------

5.   Contributions from Company

On September 4, 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, and contributed the net proceeds of approximately $27.96 million to the Operating Partnership in exchange for 1,000,000 limited partnership units. The net proceeds were used, together with other available funds, to acquire one outlet center located in Howell, Michigan, reduce the outstanding balance on our lines of credit and for general corporate purposes.

6.   Investments in Real Estate Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of September 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase cost approximately $31.9 million and consists of approximately 260,000 square feet which opened on June 28, 2002 with 60 brand name outlet tenants. We currently anticipate construction of a 140,000 square foot second, and final phase to cost approximately $15.3 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $2.55 million in cash for a total equity contribution in phase two of TWMB of $5.1 million. We receive on-going asset management fees for our services as property manager of the Myrtle Beach center.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of September 30, 2002, the construction loan had a $21.6 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

At September 30, 2002, our investment in unconsolidated real estate joint ventures was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to the joint ventures.

Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                                      September 30,    December 31,
Balance Sheets:                                                            2002             2001
------------------------------------------------------------------ ---------------- ----------------
Assets:
    Rental property, net                                                   $31,560           $7,348
    Cash and cash equivalents                                                  510              136
    Deferred charges, net                                                    1,676            1,433
    Other assets                                                             1,503              766
------------------------------------------------------------------ ---------------- ----------------
        Total assets                                                       $35,249           $9,683
================================================================== ================ ================
Liabilities and Owners' Equity
    Mortgage payable                                                       $21,555            $  10
    Construction trade payables                                              4,222              586
    Accounts payable and other liabilities                                     756              444
------------------------------------------------------------------ ---------------- ----------------
        Total liabilities                                                   26,533            1,040
    Owners' equity                                                           8,716            8,643
------------------------------------------------------------------ ---------------- ----------------
        Total liabilities and owners' equity                               $35,249           $9,683
================================================================== ================ ================


                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
Statements of Operations:                                          2002                    2002
----------------------------------------------------- ------------------------- ----------------------

Revenues                                                         $2,178                $ 2,419
----------------------------------------------------- ------------------------- ----------------------

Expenses:
   Property operating                                               930                  1,315
   Interest                                                         256                    256
   Depreciation and amortization                                    348                    348
----------------------------------------------------- ------------------------- ----------------------
    Total expenses                                                1,534                  1,919
----------------------------------------------------- ------------------------- ----------------------
Net income                                                        $ 644                  $ 500
===================================================== ========================= ======================

7.   Other Comprehensive Income - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). In accordance with the provisions of FAS 133, our interest rate swap agreement and TWMB's interest rate swap agreement have been designated as cash flow hedges and are carried on the respective balance sheets at fair value. At September 30, 2002, the fair value of our hedge is recorded as a liability of $360,000. Our portion of the fair value of TWMB's hedge is recorded as a reduction in investment in joint ventures of $94,000. For the three and nine months ended September 30, 2002, the change in the fair value of the derivative instruments are recorded as a $236,000 and $613,000 gain, respectively, to accumulated other comprehensive income (loss).

                                                              Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                             2002          2001          2002          2001
----------------------------------------------------- -------------- ------------ ------------ -------------

Net income                                                  $ 2,992       $2,277       $7,538        $4,970
----------------------------------------------------- -------------- ------------ ------------ -------------
Other comprehensive income (loss):
     Cumulative effect adjustment of FAS 133
        adoption                                                ---          ---          ---         (300)
     Reclassification to earnings on termination
       of cash flow hedge                                       ---          ---          ---          147
     Change   in   fair   value   of   our   portion of
       TWMB cash flow hedge                                     (94)         ---          (94)         ---
     Change in fair value of cash flow hedge                    236         (442)         613         (891)
----------------------------------------------------- -------------- ------------ ------------ -------------
         Other comprehensive income (loss)                      142         (442)         519       (1,044)
----------------------------------------------------- -------------- ------------ ------------ -------------
Total comprehensive income                                  $ 3,134      $ 1,835       $8,057      $ 3,926
----------------------------------------------------- -------------- ------------ ------------ -------------


8.   Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                             Three Months Ended       Nine Months Ended
                                                               September 30,             September 30,
                                                             2002         2001         2002          2001
------------------------------------------------------- ------------ ----------- ------------ -------------
Numerator:
   Income from continuing operations                         $2,741      $1,959       $6,201        $4,196
   Less applicable preferred unit distributions                (443)       (443)      (1,329)       (1,328)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Income from continuing operations available to
     common unitholders - basic and diluted                   2,298       1,516        4,872         2,868
   Discontinued operations                                      251         318        1,337           954
   Extraordinary item - early extinguishment of debt            ---         ---          ---          (180)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income available to common unitholders -
     basic and diluted                                       $2,549     $ 1,834      $ 6,209        $3,642
------------------------------------------------------- ------------ ----------- ------------ -------------
Denominator:
   Basic weighted average common units                       11,302      10,963       11,112        10,957
   Effect of outstanding unit options                           210          22          168            23
------------------------------------------------------- ------------ ----------- ------------ -------------
   Diluted weighted average common units                     11,512      10,985       11,280        10,980
------------------------------------------------------- ------------ ----------- ------------ -------------

   Basic earnings per common unit:
   Income from continuing operations                          $ .20        $.14         $.44          $.26
   Discontinued operations                                      .02         .03          .12           .09
   Extraordinary item - early extinguishment of debt            ---         ---          ---          (.02)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income                                                 $ .22        $.17         $.56          $.33
------------------------------------------------------- ------------ ----------- ------------ -------------

   Diluted earnings per common unit:
   Income from continuing operations                          $ .20        $.14         $.43          $.26
   Discontinued operations                                      .02         .03          .12           .09
   Extraordinary item - early extinguishment of debt            ---         ---          ---          (.02)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income                                                 $ .22        $.17         $.55          $.33
------------------------------------------------------- ------------ ----------- ------------ -------------

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. Options excluded totaled 210,000 and 1,190,000 for the three months ended September 30, 2002 and 2001, respectively, and 316,000 and 1,192,000 for the nine months ended September 30, 2002 and 2001, respectively. The assumed conversion of preferred unit as of the beginning of the year would have been anti-dilutive.

At September 30, 2002 and December 31, 2001, the ownership interests of the Operating Partnership consisted of the following:

                                                         2002           2001
----------------------------------------------- -------------- --------------
Preferred units                                        80,190         80,600
----------------------------------------------- -------------- --------------
Common units:
   General partner                                    150,000        150,000
   Limited partners                                11,913,330     10,813,016
----------------------------------------------- -------------- --------------
     Total                                         12,063,330     10,963,016
----------------------------------------------- -------------- --------------

9.   Subsequent Event - Bond Repurchase

In October 2002, we purchased at par $5.5 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004, ("2004 notes"). This purchase was in addition to $19.4 million which had been purchased during the fourth quarter of 2001 and the first quarter of 2002 at or below par. The October purchase brings the total 2004 notes purchased in 2001 and 2002 to $24.9 million. The purchases were funded by amounts available under our unsecured lines of credit.

10.  New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position upon adoption on January 1, 2002.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in our results of operations. We currently do not have any assets that meet these classification requirements.

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

The discussion of our results of operations reported in the unaudited statements of operations compares the three and nine months ended September 30, 2002 with the three and nine months ended September 30, 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

     -    national and local general economic and market conditions;

     - demographic changes; our ability to sustain, manage or forecast our growth; existing government regulations and changes in, or the failure to comply with, government regulations;

     -    adverse publicity; liability and other claims asserted against us;

     -    competition;

     - the risk that we may not be able to finance our planned development activities;

     - risks related to the retail real estate industry in which we compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences;

     - risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities;

     - risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties;

     - risks that a significant number of tenants may become unable to meet their lease obligations or that we may be unable to renew or re-lease a significant amount of available space on economically favorable terms;

     - fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans;

     -    business disruptions;

     -    the ability to attract and retain qualified personnel;

     -    the ability to realized planned costs savings in acquisitions; and

     -    retention of earnings.

General Overview

At September 30, 2002, we have ownership interests in or management responsibilities for 34 centers in 21 states totaling 6.19 million square feet compared to 32 centers in 20 states totaling 5.43 million square feet at September 30, 2001. The increase is due to the following events:

     o San Marcos, Texas 7,000 square feet (Completion of expansion at existing wholly-owned property)
     o Fort Lauderdale, Florida (165,000) square feet (Disposition of wholly-owned property)
     o Myrtle Beach, South Carolina 260,000 square feet (Developed through 50% ownership joint venture)
     o Howell, Michigan 325,000 square feet (Acquisition of wholly-owned property)
     o    Vero Beach, Florida 329,000 square feet (Managed property)

A summary of the operating results for the three and nine months ended September 30, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                          Three Months Ended         Nine Months Ended
                                                                            September 30,               September 30,
                                                                          2002         2001           2002          2001
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's):
   Wholly owned                                                              5,493        5,326        5,493         5,326
   Partially owned (1)                                                         260          ---          260           ---
   Managed                                                                     434          105          434           105
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                           6,187        5,431        6,187         5,431
Weighted average GLA (000's) (2)                                             5,245        5,152        5,193         5,124
Occupancy percentage at end of period (1)                                      96%          95%          96%           95%

   Per square foot for wholly owned properties
Revenues
   Base rentals                                                             $ 3.59       $ 3.57      $ 10.70       $ 10.62
   Percentage rentals                                                          .15          .12          .38           .28
   Expense reimbursements                                                     1.41         1.38         4.25          4.33
   Other income                                                                .20          .16          .42           .38
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total revenues                                                           5.35         5.23        15.75         15.61
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
   Property operating                                                         1.65         1.62         5.00          5.03
   General and administrative                                                  .50          .39         1.35          1.19
   Interest                                                                   1.37         1.46         4.12          4.46
   Depreciation and amortization                                              1.37         1.38         4.12          4.11
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total expenses                                                           4.89         4.85        14.59         14.79
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint
   ventures, discontinued operations and extraordinary item                 $  .46        $ .38       $ 1.16         $ .82
---------------------------------------------------------------------- ------------ ------------ ------------ -------------

(1) Includes Myrtle Beach, SC property which we operate through a 50% ownership joint venture. Does not include managed properties.
(2) GLA of 100% owned properties weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.


The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of September 30, 2002.

                                  Mortgage Debt
                                   Outstanding

                                                                  (000's)
                                                                  as of GLA
                                                                  September
                                                                  30, %
Date Opened                              Location                (sq. ft.)              2002       Occupied
----------------------------- ------------------------------- ------------ --- ---------------- --------------
Aug.  1994                    Riverhead, NY                       729,238                  ---         99
May   1993                    San Marcos, TX                      441,936              $38,099         98
Feb.  1997 (1)                Sevierville, TN                     353,977                  ---        100
Dec.  1995                    Commerce II, GA                     342,556               29,500         96
Sep.  2002 (1)                Howell, MI                          325,231                  ---        100
Nov.  1994                    Branson, MO                         277,494               24,000        100
May   1991                    Williamsburg, IA                    277,230               19,516         99
Jun.   2002(2)                Myrtle Beach, SC                    260,006                  ---        100
Oct.  1994 (1)                Lancaster, PA                       255,059               14,595         96
Nov.  1994                    Locust Grove, GA                    248,854                  ---        100
Feb.  1993                    Gonzales, LA                        245,199                  ---         98
Jul.  1998 (1)                Fort Meyers, FL                     198,789                  ---         97
Jul.  1989                    Commerce, GA                        185,750                8,401         87
Feb.  1992                    Casa Grande, AZ                     184,768                  ---         90
Aug.  1994                    Terrell, TX                         177,490                  ---        100
Mar.  1998 (1)                Dalton, GA                          173,430               11,183         98
Sep.  1994                    Seymour, IN                         141,051                  ---         80
Dec.  1992                    North Branch, MN                    134,480                  ---        100
Feb.  1991                    West Branch, MI                     112,420                7,099        100
Jan.  1995                    Barstow, CA                         105,950                  ---         57
Sept. 1997 (1)                Blowing Rock, NC                    105,448                9,688        100
Jul.  1988                    Pigeon Forge, TN                     94,558                  ---         94
Sep.  1997 (1)                Nags Head, NC                        82,254                6,574        100
Jul.  1988                    Boaz, AL                             80,775                  ---         91
Jun.  1986                    Kittery I, ME                        59,694                6,363        100
Apr.  1988                    LL Bean, North Conway, NH            50,745                  ---        100
Nov.  1987                    Martinsburg, WV                      49,252                  ---         51
Jun.  1988                    Kittery II, ME                       24,703                  ---         94
Oct.  1989                    Bourne, MA                           23,417                  ---        100
Mar.  1987                    Clover, North Conway, NH             11,000                  ---        100
----------------------------- ------------------------------- ------------ --- ---------------- ----------
   Total                                                        5,752,754             $175,018         96
============================= =============================== ============ === ================ ==========

(1)  Represents date acquired by us.

(2) Represents center operated by us through a 50% ownership joint venture. Mortgage debt outstanding as of September 30, 2002 on this property is $21.6 million.


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Base rentals increased $446,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the effect of the completed expansion at our San Marcos, Texas center during the fourth quarter of 2001. Base rent per weighted average GLA increased by $.02 per square foot from $3.57 per square foot in the 2001 period compared to $3.59 per square foot in the 2002 period. The slight increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at September 30, 2002 increased 1% from 95% to 96% compared with the prior year quarter, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $180,000 or 30%, and on a weighted average GLA basis, increased $.03 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2002 were $297 per square foot. This represents a 6% increase compared to the same period in 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. The increases are attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 86% in both the 2002 and 2001 periods.

Other income increased $199,000, or 24%, in 2002 compared to 2001 primarily due to increases in vending and other miscellaneous income and the recognition of management fee revenue from our TWMB joint venture and interest on held funds.

Property operating expenses increased by $320,000, or 4%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, increased $.03 per square foot from $1.62 to $1.65. The increase is the result of increase costs in common area maintenance and an increase in real estate taxes and property insurance.

General and administrative expenses increased $611,000, or 30%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 9% and 7%, respectively in the 2002 and 2001 periods and, on a weighted average GLA basis increased $.11 per square foot from $.39 per square foot in the 2001 period to $.50 per square foot in the 2002 period.

Interest expense decreased $375,000 during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in debt due to the use of a portion of the proceeds received from the Company from its equity offering during the quarter to reduce outstanding debt. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Depreciation and amortization per weighted average GLA decreased from $1.38 per square foot in the 2001 period to $1.37 per square foot in the 2002 period.

Income from unconsolidated joint ventures increased $317,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, SC outlet center by TWMB in June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2001 period reflecting the discontinued operations of our Ft. Lauderdale, FL center, which was sold in June 2002. The 2002 period reflects the income and gain from the sale of a leased outparcel of land in Seymour, Indiana which was sold in the third quarter of 2002.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Base rentals increased $1.1 million, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the full nine months effect of an expansion at our San Marcos, TX center which we completed during the fourth quarter of 2001 and the acquisition of our Howell, MI center. Base rent per weighted average GLA increased by $.08 per square foot from $10.62 per square foot in the 2001 period compared to $10.70 per square foot in the 2002 period. The increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at September 30, 2002 increased 1% from 95% to 96% compared with the prior year quarter, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $508,000 or 35%, and on a weighted average GLA basis, increased $.10 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2002 were $297 per square foot. This represents a 6% increase compared to the same period in 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. Reported tenant sales for the first nine months of 2002 for all Tanger Outlet Centers increased 2% to $985 million compared to $968 million in 2001. Reported same-store sales for the nine months ended September 30, 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001 were flat. Sales in the third quarter of 2002 were adversely affected by several hurricanes and unseasonably warm weather during the important Back to School season.

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

Other income increased $270,000, or 14%, in 2002 compared to 2001 primarily due to increases in vending and other miscellaneous income and the recognition of management, leasing and development fee revenue from our TWMB joint venture.

Property operating expenses increased by $227,000, or 1%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.03 per square foot from $5.03 to $5.00. The decrease on a per square foot basis is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $893,000, or 15%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 9% and 8%, respectively in the 2002 and 2001 periods and, on a weighted average GLA basis increased $.16 per square foot from $1.19 per square foot in the 2001 period to $1.35 per square foot in the 2002 period.

Interest expense decreased $1.4 million during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in debt due to the use of a portion of the proceeds received from the Company from its equity offering during the quarter to reduce outstanding debt. Also, beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Depreciation and amortization per weighted average GLA increased slightly from $4.11 per square foot in the 2001 period to $4.12 per square foot in the 2002 period.

Income from unconsolidated joint ventures increased $250,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, SC outlet center by TWMB in June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Statements of Operations as discontinued operations for both periods presented. The increase in discontinued operations is due to the gains on sales of our Ft. Lauderdale, FL center and a leased outparcel of land in Seymour, IN, both of which were sold in 2002 period.

The 2001 extraordinary loss relates to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27.6 million and $29.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable in 2002 when compared to 2001 offset by an increase in operating income. Net cash used in investing activities was $24.7 and $19.7 million during the first nine months of 2002 and 2001, respectively. Cash used was higher in 2002 primarily due to the increase in cash paid for the acquisition of the Howell, MI center offset by the increase in cash received for the sale of the Fort Lauderdale, FL center in 2002. Net cash used in financing activities was $3.2 million and $9.7 million during the first nine months of 2002 and 2001, respectively. Cash used was lower in 2002 due to the net proceeds received from the Company's common share offering and the incremental debt issued during the 2002 period to fund the property acquisition and other capital expenditures in 2002.

Acquisitions and Dispositions

On September 10, 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was funded with proceeds of $16.8 million from the sale of our Fort Lauderdale, FL property in June 2002 and a portion of the proceeds contributed to the Operating Partnership by the Company from its 1,000,000 common share offering in September 2002.

Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of September 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase cost approximately $31.9 million and consists of approximately 260,000 square feet which opened on June 28, 2002 with 60 brand name outlet tenants. We currently anticipate construction of a 140,000 square foot second, and final phase to cost approximately $15.3 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $2.55 million in cash for a total equity contribution in phase two of TWMB of $5.1 million. Upon the opening of the center, we receive on-going asset management fees for our services as property manager of the Myrtle Beach center.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of September 30, 2002, the construction loan had a $21.6 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

Either owner in TWMB has the right to initiate the sale or purchase of the other party's interest no sooner than October 25, 2002. If such action is initiated, one owner would determine the fair market value purchase price of the joint venture and the other would determine whether they would take the role of seller or purchaser. The owner who is to designate the fair market value purchase price would be determined by the toss of a coin. If either Rosen-Warren or we enacted this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive results from and continued expectations of developing and operating an outlet center in the Myrtle Beach area.

Other Developments

On July 1, 2002, our option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts was terminated due to the seller's inability to obtain the proper approvals for the Bourne project from the local authorities by such date. As a result of the termination, the net carrying amount of assets remaining on this project includes a $150,000 note receivable at 5% annual interest that becomes due from the seller and is payable with accrued interest on July 1, 2003. At this time we believe that this note receivable is fully collectable.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations.

Financing Arrangements

During the first quarter of 2002, we purchased at par or below, $4.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $14.5 million of the notes that were purchased in the fourth quarter of 2001 at par. Additionally, in October 2002 we purchased at par an additional $5.5 million of the notes to bring the total of the October 2004 notes purchased in 2001 and 2002 to $24.9 million.

At September 30, 2002, approximately 50% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the nine months ended September 30, 2002 was 8.10%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our partners' interests. During the second quarter of 2001, the Company and we amended our shelf registration for the ability to issue up to $400 million, ($200 million in debt and $200 million in equity securities). In July 2002, the Company and we again amended the shelf registration to allow us to issue the $400 million in either all debt or all equity or any combination thereof up to $400 million. On September 4, 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, and contributed the net proceeds of approximately $27.96 million to the Operating Partnership in exchange for 1,000,000 limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, reduce the balance outstanding on our lines of credit and for general corporate purposes. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $75 million at September 30, 2002. During 2002, we extended the maturity of all three $25 million lines of credit to June 30, 2004. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002 and 2003.

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

On October 10, 2002, our Board of Trustees declared a $.6125 cash distribution per common unit payable on November 15, 2002 to each unitholder of record on October 31, 2002. The Board of Trustees also declared a cash distribution of $.5518 per preferred unit payable on November 15, 2002 to each unitholder of record on October 31, 2002.

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

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in our results of operations. We currently do not have any assets that meet these classification requirements.

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

Below is a calculation of funds from operations for the three and nine months ended September 30, 2002 and 2001 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                                 Three Months Ended        Nine Months Ended
                                                                                   September 30,              September 30,
                                                                                 2002         2001         2002          2001
------------------------------------------------------------------------------ ------------ ------------ ------------ -------------
  Funds from Operations:
     Net income                                                                     $2,992       $2,277      $ 7,538        $4,970
     Adjusted for:
        Extraordinary item - loss on early extinguishment of debt                      ---          ---          ---           180
        Depreciation and amortization attributable to discontinued
          operations                                                                   ---           90          172           269
        Depreciation and amortization uniquely significant to real estate -
          wholly owned                                                               7,124        7,043       21,176        20,846
        Depreciation and amortization uniquely significant to real estate -
          joint ventures                                                               168          ---          168           ---
        Gain on sale of real estate                                                    ---          ---        (460)           ---
 ----------------------------------------------------------------------------- ------------ ------------ ------------ -------------
           Funds from operations                                                   $10,284       $9,410      $28,594       $26,265
 ----------------------------------------------------------------------------- ------------ ------------ ------------ -------------

  Weighted average units outstanding (1)                                            12,235       11,711       12,003        11,706
 ----------------------------------------------------------------------------- ------------ ------------ ------------ -------------

  Cash flow provided by (used in):
     Operating activities                                                                                   $ 27,603      $ 29,009
     Investing activities                                                                                    (24,694)      (19,726)
     Financing activities                                                                                     (3,212)       (9,715)


(1) Assumes the preferred units and unit options are all converted to common units.

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

Approximately 33% of our lease portfolio is scheduled to expire during 2002 and 2003. Approximately, 935,000 square feet of space is up for renewal during 2002 and approximately 1,043,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of September 30, 2002, we have renewed approximately 744,000 square feet, or 80% of the square feet scheduled to expire in 2002. The existing tenants have renewed at an average base rental rate approximately 1% higher than the expiring rate. We also re-tenanted 191,000 square feet of vacant space during the first nine months of 2002 at a 3% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6% of our combined base and percentage rental revenues for the nine months ended September 30, 2002. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2002, we would have paid approximately $360,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $63,000 to approximately $423,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate our interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in our Balance Sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2002 was $344.0 million and its recorded value was $346.9 million. A 1% increase from prevailing interest rates at September 30, 2002 would result in a decrease in fair value of total long-term debt by approximately $10.8 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer, Frank C. Marchisello, Jr., of Tanger GP Trust, the sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on November 14, 2002 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Operating Partnership nor its general partner is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against Operating Partnership or its general partner or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

     99.1 Principal  Executive  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     99.2 Principal  Financial  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)  Reports on Form 8-K

     We filed the following report on Form 8-K during the three months ended September 30, 2002: Current Report on Form 8-K dated August 12, 2002 to file the certifications as required by 18 U.S.C. ss. 1350, as created by
     Section 906 of the Sarbanes-Oxley Act of 2002

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


                                     TANGER PROPERTIES LIMITED PARTNERSHIP

                                     By: Tanger GP Trust, its general partner


                                     By: /s/ Frank C. Marchisello Jr.
                                         ----------------------------
                                         Frank C. Marchisello, Jr.
                                         Treasurer & Assistant Secretary



DATE: November 14, 2002



                                  CERTIFICATION

I, Stanley K. Tanger certify that:

1. I have reviewed this quarterly report on Form 10Q of Tanger Properties Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors of Tanger Factory Outlet Centers, Inc., the sole owner of the registrant's general partner, (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002         By:  /s/ Stanley K. Tanger
                                      Stanley K. Tanger
                                      Chief Executive Officer of Tanger GP Trust
                                      Sole General Partner of the Registrant


                                  CERTIFICATION


I, Frank C. Marchisello, Jr. certify that:

1. I have reviewed this quarterly report on Form 10Q of Tanger Properties Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors of Tanger Factory Outlet Centers, Inc., the sole owner of the registrant's general partner, (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      By:  /s/ Frank C. Marchisello
                              Frank C. Marchisello, Jr.
                              Treasurer & Assistant Secretary of Tanger GP Trust
                              Sole General Partner of the Registrant

                                  Exhibit Index


Exhibit No.                        Description
----------     -----------------------------------------------------------------

99.1           Principal Executive Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

99.2           Principal Financial Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.