Form 10-K
period 2002-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2003-03-31
CIK 1004036

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

Part III incorporates certain information by reference from the Registrant's definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 2003.

PART I

Item 1.   Business

The Operating Partnership

Tanger Properties Limited Partnership, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet centers. Since entering the factory outlet center business 22 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2002, we had ownership interests in or management responsibilities for 34 centers with a total gross leasable area ("GLA") of approximately 6.2 million square feet. These centers were approximately 98% occupied, contained over 1,300 stores and represented over 300 store brands as of such date.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), as the sole shareholder of our general partner, Tanger GP Trust. Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units) and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust, with Tanger GP Trust as the sole general partner and Tanger LP Trust as the limited partner. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms, "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2002, Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 8,911,025 Units and 80,190 Preferred Units (which are convertible into approximately 722,509 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company' status as a REIT, on a one-for-one basis for the Company's common shares. As of March 21, 2003, management of the Company beneficially owns approximately 25% of all outstanding common shares (assuming the Series A Preferred Shares and the Tanger Famliy's Units are exchanged for common shares but without giving effect to the exercise of any outstanding share options and partnership Unit options).

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

Ownership of the Company's common and preferred shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 90% of its taxable income each year.

We are a North Carolina limited partnership that was formed in May 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010. The Company's website can be accessed at www.tangeroutlet.com. A copy of our 10-K's, 10-Q's, and 8-K's can be obtained, free of charge, on the Company's website.

Recent Developments

At December 31, 2002, we had ownership interests in or management responsibilities for 34 centers in 21 states totaling 6.2 million square feet of operating GLA compared to 32 centers in 20 states totaling 5.4 million square feet of operating GLA as of December 31, 2001. The increase is due to the following events:

o Disposition of our wholly-owned property in Fort Lauderdale, Florida, totaling 165,000 square feet

o Development, through a 50% ownership joint venture, of our property in Myrtle Beach, South Carolina totaling 260,000 square feet

o Acquisition of our wholly-owned property in Howell, Michigan totaling 325,000 square feet

o Obtained management responsibilities of a property in Vero Beach, Florida totaling 329,000 square feet

o Disposition of our wholly-owned property in Bourne, Massachusetts, totaling 23,000 square feet at which we retain limited management responsibilities

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated, may not be started or completed as scheduled, or may not result in accretive net income or funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive net income or funds from operations.

During 2002, we continued to maintain strong relationships with multiple sources of capital. We completed the following liquidity transactions during the year:

o In September 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, and contributed the net proceeds of approximately $28.0 million to the Operating Partnership in exchange for 1,000,000 limited partnership units. The net proceeds were used, together with other available funds to acquire the Kensington Valley Factory Shops in Howell, Michigan mentioned above, reduce the outstanding balance on our lines of credit and for general corporate purposes.

o We extended the maturities of our existing three unsecured lines of credit totaling $75 million with Bank of America, Fleet National Bank and SouthTrust Bank until June 30, 2004 and added an additional $10 million line of credit with Wells Fargo Bank which also matures on June 30, 2004. This addition brings our total capacity under lines of credit to $85 million.

o In conjunction with the construction of the Myrtle Beach, South Carolina center mentioned above, we, through our 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), closed on a variable rate, construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%.

During 2002, we purchased primarily at par, $10.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. During 2001, we purchased $14.5 million of these notes at par. In total, $24.9 million of the October 2004 notes were purchased in 2001 and 2002. We currently have authority from the Company's Board of Directors to purchase an additional $25 million of our outstanding 7.875% senior, unsecured public notes and may, from time to time, do so at management's discretion.

The Factory Outlet Concept

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in factory outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Factory outlet centers also typically have lower operating costs than other retailing formats, which enhance the manufacturer's profit potential. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

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

As of March 1, 2003, we had a diverse tenant base comprised of over 300 different well-known, upscale, national designer or brand name concepts, such as Dana Buchman, Liz Claiborne, Reebok, Nike, Tommy Hilfiger, Brooks Brothers, Nautica, Coach, Polo Ralph Lauren, GAP, Old Navy and Banana Republic. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2002, 2001 and 2000. As of March 1, 2003, our largest tenant, including all of its store concepts, accounted for approximately 6.6% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2002. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 8% of 2002 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the company in 1986 and by June 1993, together, the Tangers had developed 17 centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since its IPO, through strategic development, acquisitions and some dispositions, we have added approximately 4.7 million square feet of GLA to our portfolio, bringing our portfolio of owned and managed properties as of December 31, 2002 to 34 centers totaling approximately 6.2 million square feet of GLA.

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

We typically seek opportunities to develop or acquire new centers in locations that have at least 5 million people residing within an hour's drive, an average household income within a 50-mile radius of at least $35,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 50,000 cars per day. We also seek to enhance our customer base by developing centers near or at established tourist destinations. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA.

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

We have successfully increased our distribution each of our first nine years. At the same time, we continue to have a low distribution payout ratio, which for the year ended December 31, 2002, was 72%. As a result, we retained approximately $12.3 million of our 2002 FFO. A low distribution payout ratio allows us to retain capital to maintain the quality of our portfolio, as well as to develop, acquire and expand properties and reduce outstanding debt.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $400 million, ($200 million in debt and $200 million in equity securities). In July 2002, we again amended the shelf registration to allow us to issue the $400 million in either all debt or all equity or any combination thereof up to $400 million. In September 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1,000,000 limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $85 million at December 31, 2002, an increase of $10 million in capacity from December 31, 2001. During 2002, we extended the maturity of all lines of credit to June 30, 2004.

Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2003.

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

We maintain offices and employ on-site managers at 26 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Specified types and amounts of insurance are required to be carried by each tenant under their lease agreement with us. There are however, types of losses, like those resulting from wars or earthquakes, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of March 1, 2003, we had 157 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 26 business offices. At that date, we also employed 169 part-time employees at various locations.

Item 2.   Properties

As of March 1, 2003, our portfolio consisted of 34 centers located in 21 states. Our centers range in size from 11,000 to 729,238 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The only center that represents more than 10% of our total assets or gross revenues as of and for the year ended December 31, 2002 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other center represented more than 10% of our total assets or gross revenues as of December 31, 2002.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 29 centers that we have ownership interests in, we own the land underlying 25 and have ground leases on four. The land on which the Pigeon Forge and Sevierville centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land parcel on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at our option for up to seven additional terms of five years each. The land parcel on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by us. The land parcel on which the Myrtle Beach center is located, is also subject to a ground lease with an initial term expiring in 2026, with renewal at TWMB's option for up to seven additional terms of ten years each.

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

Location of Centers (as of March 1, 2003) (1)

                         Number of         GLA             %
State                     Centers       (sq. ft.)        of GLA
----------------------- ------------- -------------- ---------------
Georgia                       4             950,590        17
New York                      1             729,238        13
Texas                         2             619,426        11
Tennessee                     2             477,412         8
Michigan                      2             437,651         8
Missouri                      1             277,494         5
Iowa                          1             277,230         5
South Carolina (2)            1             260,033         5
Pennsylvania                  1             255,059         4
Louisiana                     1             245,199         4
Florida                       1             198,789         3
North Carolina                2             187,702         3
Arizona                       1             184,768         3
Indiana                       1             141,051         2
Minnesota                     1             134,480         2
California                    1             105,950         2
Maine                         2              84,397         2
Alabama                       1              79,575         1
New Hampshire                 2              61,745         1
West Virginia                 1              49,252         1
----------------------- ------------- -------------- ---------------
   Total                     29           5,757,041       100
======================= ============= ============== ===============

(1)  Excludes centers managed by us but in which we have no ownership interests.

(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest.

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of March 1, 2003. Except as noted, all properties are fee owned.

                                                             Mortgage
                                                               Debt
                                                           Outstanding
                                  GLA         %           (000's) as of
      Location                 (sq. ft.)   Occupied     December 31, 2002
----------------------------- ----------- ----------- ---------------------
Riverhead, NY (1)                729,238       98               ---
San Marcos, TX                   441,936       99            37,946
Sevierville, TN (2)              382,854      100               ---
Commerce II, GA                  342,556       90            29,500
Howell, MI                       325,231       99               ---
Branson, MO                      277,494       96            24,000
Williamsburg, IA                 277,230       98            19,429
Myrtle Beach, SC (2) (3)         260,033      100               ---
Lancaster, PA                    255,059       90            14,516
Locust Grove, GA                 248,854       99               ---
Gonzales, LA                     245,199       98               ---
Fort Meyers, FL                  198,789       99               ---
Commerce I, GA                   185,750       79             8,288
Casa Grande, AZ                  184,768       89               ---
Terrell, TX                      177,490       96               ---
Dalton, GA                       173,430       93            11,133
Seymour, IN                      141,051       74               ---
North Branch, MN                 134,480       99               ---
West Branch, MI                  112,420       95             7,067
Barstow, CA                      105,950       60               ---
Blowing Rock, NC                 105,448       94             9,655
Pigeon Forge, TN (2)              94,558       95               ---
Nags Head, NC                     82,254      100             6,552
Boaz, AL                          79,575       89               ---
Kittery I, ME                     59,694      100             6,335
LL Bean, North Conway, NH         50,745      100               ---
Martinsburg, WV                   49,252       73               ---
Kittery II, ME                    24,703       66               ---
Clover, North Conway, NH          11,000      100               ---
---------------------------- ------------ ----------- ---------------------
                               5,757,041       95         $ 174,421
============================ ============ =========== =====================

(1) A portion of the Riverhead center (totaling approximately 298,000 square feet) is subject to a ground lease through May 31, 2004 which may be renewed at our option for up to seven additional terms of five years each.

(2)  These properties are subject to a ground lease.

(3) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $25.5 million of construction loan debt as of December 31, 2002.

Lease Expirations

The  following  table  sets  forth,  as  of  March  1,  2003,   scheduled  lease
expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                            % of Gross
                                                                                            Annualized
                                                                Average                      Base Rent
                              No. of            Approx.        Annualized    Annualized     Represented
                              Leases              GLA          Base Rent      Base Rent     by Expiring
         Year               Expiring(1)      (sq. ft.) (1)    per sq. ft.    (000's) (2)      Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2003                   142            541,000 (3)     $ 12.54         $6,783           10
         2004                   277           1,196,000          13.57         16,227           23
         2005                   190             835,000          15.69         13,098           16
         2006                   188             795,000          15.54         12,362           15
         2007                   204             839,000          18.10         15,177           16
         2008                    96             438,000          15.06          6,598            8
         2009                    20             137,000          12.30          1,689            3
         2010                    17              79,000          14.67          1,156            2
         2011                     9              94,000          12.75          1,193            2
         2012                    19             173,000          11.24          1,949            3
   2013 & thereafter             21             110,000          12.50          1,375            2
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,183           5,237,000        $ 14.82       $ 77,607          100
======================== =========== ======================= ========== ============== ==================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 520,000 square feet.

(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

(3) As of March 1, 2003, approximately 529,000 square feet of the total scheduled to expire in 2003 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.


                                                                 Renewed by Existing                Re-leased to
                              Total Expiring                          Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                            % of                                % of                            % of
                          GLA             Total Center            GLA          Expiring           GLA          Expiring
     Year              (sq. ft.)             GLA               (sq. ft.)        GLA            (sq. ft.)        GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     2002                  935,000             16                819,000           88             56,000           6
     2001                  684,000             13                560,000           82             55,000           8
     2000                 690, 000             13                520,000           75             68,000          10
     1999                  715,000             14                606,000           85             23,000           3
     1998                  549,000             11                408,000           74             39,000           7


The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.



                          Renewals of Existing Leases                           Stores Re-leased to New Tenants (1)
              ----------------------------------------------------     ------------------------------------------------------

                                Average Annualized Base Rents                            Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)
                            --------------------------------------                   ----------------------------------------

                  GLA                                        %             GLA
    Year       (sq. ft.)       Expiring        New        Increase       (sq. ft.)     Expiring         New         % Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
    2002        819,000        $14.86         $15.02         1           229,000        $15.14          $15.74         4
    2001        560,000         14.08          14.89         6           269,000         14.90           16.43        10
    2000        520,000         13.66          14.18         4           303,000         14.68           15.64         7
    1999        606,000         14.36          14.36        --           241,000         15.51           16.57         7
    1998        407,000         13.83          14.07         2           221,000         15.33           13.87        (9)
---------------------

(1) The square footage released to new tenants for 2002, 2001, 2000, 1999 and 1998 contains 56,000, 55,000, 68,000, 23,000,and 39,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

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

                                     Occupancy Costs as a
                Year                   % of Tenant Sales
    ------------------------------ --------------------------
                2002                           7.2
                2001                           7.1
                2000                           7.4
                1999                           7.8
                1998                           7.9

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of March 1, 2003.

                                                Number         GLA           % of Total
Tenant                                        of Stores     (sq. ft.)           GLA
-------------------------------------------- ------------- ------------- ---------------------
The Gap, Inc.:
     GAP                                          18          157,702           2.7
     Old Navy                                     13          183,585           3.2
     Banana Republic                               5           38,824           0.7
                                             -------- ---------------- -----------------------
                                                  36          380,111           6.6

Phillips-Van Heusen Corporation:
     Bass Shoe                                    22          146,666           2.5
     Van Heusen                                   22           92,697           1.6
     Geoffrey Beene Co. Store                     12           46,001           0.8
     Izod                                         14           33,300           0.6
                                             -------- ---------------- -----------------------
                                                  70          318,664           5.5
Liz Claiborne:
     Liz Claiborne                                23          264,371           4.6
     Elizabeth                                     7           25,984           0.5
     DKNY Jeans                                    3            8,820           0.2
     Dana Buchman                                  2            4,500           0.1
     Special Brands By Liz Claiborne               2            5,880           0.1
     Claiborne Mens                                1            3,100           ---
                                             -------- ---------------- -----------------------
                                                  38          312,655           5.5

Reebok International, Ltd.:
     Reebok                                       21          171,661           3.0
     Rockport                                      4           11,900           0.2
     Greg Norman                                   1            3,000           ---
                                              -------- ---------------- -----------------------
                                                  26          186,561           3.2

Dress Barn Inc.                                   20          143,512           2.5

Sara Lee Corporation:
     L'eggs, Hanes, Bali                          26          113,810           2.0
     Socks Galore                                  5            6,230           0.1
     Understatements                               1            3,000           ---
                                             -------- ---------------- -----------------------
                                                  32          123,040           2.1

Brown Group Retail, Inc:
     Factory Brand Shoe                           16           97,102           1.7
     Naturalizer                                   9           23,344           0.4
                                             -------- ---------------- -----------------------
                                                  25          120,446           2.1

American Commercial, Inc:
     Mikasa Factory Store                         15          120,086           2.1

Polo Ralph Lauren:
     Polo Ralph Lauren                            11           91,566           1.6
     Polo Jeans                                    4           15,000           0.3
                                             -------- ---------------- -----------------------
                                                  15          106,566           1.9

VF Factory Outlet, Inc.                            4          105,697           1.8

-------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table             281        1,917,338           33.3
============================================ ======== ================ =======================

Significant Property

The center in Riverhead, New York is our only center that comprises more than 10% of total assets or total gross revenues. The Riverhead, NY center represented 19% of our total assets and 21% of our gross revenue for the year ended December 31, 2002. The Riverhead center was originally constructed in 1994 and now totals 729,238 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2002, 2001 and 2000 was 100%, 99% and 94%. Average annualized base rental rates during 2002, 2001 and 2000 were $19.71, $18.68 and $19.72 per weighted average GLA, respectively.

Depreciation on the Riverhead center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 2002, the net federal tax basis of this center was approximately $80.5 million. Real estate taxes assessed on this center during 2002 amounted to $3.4 million. Real estate taxes for 2003 are estimated to be approximately $3.6 million.

The following table sets forth, as of March 1, 2003, scheduled lease expirations at the Riverhead center assuming that none of the tenants exercise renewal options:

                                                                                                       % of Gross
                                                                                                        Annualized
                                                                                                         Base Rent
                                 No. of                                Annualized        Annualized     Represented
                                 Leases              GLA               Base Rent         Base Rent      by Expiring
Year                           Expiring (1)     (sq. ft.) (1)          per sq. ft.       (000) (2)        Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2003                                7                19,000            $ 21.48          $  409               3
2004                               31               138,000              19.48           2,697              20
2005                               19                90,000              22.33           2,009              13
2006                               13                46,000              23.17           1,055               7
2007                               53               190,000              25.78           4,900              27
2008                               20                91,000              21.61           1,965              13
2009                                2                38,000              10.27             388               5
2010                              ---                   ---                ---             ---             ---
2011                                2                31,000              12.69             393               4
2012                                2                20,000               6.00             117               3
2013 and thereafter                 3                36,000              16.12             588               5
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             152               699,000            $ 20.77        $ 14,521              100
============================ ========= ===================== ================== =============== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 30,000 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:


     NAME                AGE                     POSITION
------------------------ ---    ------------------------------------------------

Stanley K. Tanger         79    Founder, Chairman of the Board of Directors and
                                         Chief Executive Officer
Steven B. Tanger          54    Director, President and Chief Operating Officer
Rochelle G. Simpson       64    Secretary and Executive Vice President -
                                         Administration and Finance
Willard A. Chafin, Jr     65    Executive Vice President - Leasing, Site
                                         Selection, Operations and Marketing
Frank C. Marchisello, Jr  44    Senior Vice President - Chief Financial Officer
Joseph H. Nehmen          54    Senior Vice President - Operations
Carrie A. Warren          40    Senior Vice President - Marketing
Virginia R. Summerell     44    Treasurer and Assistant Secretary
Kevin M. Dillon           44    Vice President - Construction and Development
Lisa J. Morrison          43    Vice President - Leasing

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

     Kevin M. Dillon. Mr. Dillon was named Vice President - Construction and Development in May 2002. Previously, he held the positions of Vice President - Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

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

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Shareholder Matters

There is no established public trading market for our Units. As of December 31, 2002, the Company's wholly-owned subsidiaries owned 9,061,025 Units, 80,190 Preferred Units (which were convertible into approximately 722,509 limited partnership Units) and TFLP owned 3,033,305 Units as a limited partner.

We made distributions per partnership unit during 2002 and 2001 as follows:

                                  2002               2001
---------------------- --------------- ------------------
First Quarter                  $ .6100            $ .6075
Second Quarter                   .6125              .6100
Third Quarter                    .6125              .6100
Fourth Quarter                   .6125              .6100
---------------------- ---------------- ------------------
                              $ 2.4475           $ 2.4375
---------------------- ---------------- ------------------


Certain of our debt agreements limit the payment of distributions such that distributions shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, we intend to continue to pay regular quarterly distributions.


Item 6.  Selected Financial Data

                                                2002          2001           2000          1999          1998
------------------------------------------ ------------- ------------- -------------- ------------ ----------------
                                                       (In thousands, except per unit and center data)
OPERATING DATA
  Total revenues                           $   113,167    $   108,266     $   106,137   $   103,093  $    97,094
  Income before equity in earnings of
   unconsolidated joint ventures,
   discontinued operations,(loss)gain
   on sale or disposal of real estate
   and extraordinary item                       10,642          7,790          10,598        16,505       14,688
  Income from continuing operations             11,034          7,790          10,598        16,505       14,688
  Income before extraordinary item              14,280          9,492           5,268        21,211       16,103
  Net income                                    14,280          9,154           5,268        20,866       15,643

------------------------------------------ -------------- --------------- ------------- ------------ --------------

UNIT DATA
  Basic:
     Income from continuing operations     $       .82    $       .55     $       .80   $      1.34  $      1.17
     Net income                            $      1.11    $       .67     $       .32   $      1.74  $      1.26
     Weighted average units                     11,356         10,959          10,928        10,894       10,919
  Diluted:
     Income from continuing operations     $       .80    $       .55     $       .80   $      1.34  $      1.15
     Net income                            $      1.08    $       .67     $       .31   $      1.74  $      1.24
     Weighted average units                     11,539         10,979          10,953        10,904       11,040
  Distributions paid                       $      2.45    $      2.44     $      2.43   $      2.42  $      2.35

------------------------------------------ -------------- --------------- ------------- ------------ --------------

BALANCE SHEET DATA
  Real estate assets, before depreciation  $   622,399    $   599,266     $   584,928   $   566,216  $   529,247
  Total assets                                 477,380        476,079         487,273       489,851      471,568
  Debt                                         345,005        358,195         346,843       329,647      302,485
  Total partners' equity                       114,265         97,877         117,974       141,054      149,363

------------------------------------------ -------------- --------------- ------------- ------------ --------------

OTHER DATA
  Cash flows provided by (used in):
     Operating activities                  $    39,175    $    44,616     $    38,420   $    43,169  $    35,791
     Investing activities                  $   (26,363)   $  (23,269)     $   (25,815)  $   (45,959) $   (79,236)
     Financing activities                  $   (12,247)   $  (21,476)     $   (12,474)   $   (3,043)  $   46,172
  Funds from operations (1)                $    41,695    $    37,768     $    38,203   $    41,673  $    37,048
  Gross leasable area open at year end           6,186          5,437           5,284         5,254        5,116
  Number of centers                                 34             32              32            34           34
-----------------------
(1)  Funds from Operations ("FFO") is a widely accepted financial indicator used by certain  investors and analysts to analyze and compare  companies on the basis of  operating  performance.  FFO is  defined  as net  income  (loss), computed in  accordance  with  generally  accepted  accounting  principles, before  extraordinary  items  and gains  (losses)  on sale or  disposal  of
     depreciable  operating  properties,   plus  depreciation  and  amortization
     uniquely   significant   to  real   estate   and  after   adjustments   for
     unconsolidated  partnerships  and  joint  ventures.  We  caution  that  the calculation  of FFO  may  vary  from  entity  to  entity  and as  such  the presentation of FFO by us may not be comparable to other  similarly  titled measures of other  reporting  companies.  FFO is not  intended to represent cash flows for the period.  FFO has not been presented as an alternative to operating  income or as an indicator of operating  performance,  and should not  be  considered  in  isolation  or  as a  substitute  for  measures  of performance  prepared in  accordance  with  generally  accepted  accounting principles.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

The discussion of our results of operations reported in the statements of operations compares the years ended December 31, 2002 and 2001, as well as December 31, 2001 and 2000. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words `believe', `expect', `intend', `anticipate', `estimate', `project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

o    national and local general economic and market conditions;

o demographic changes; our ability to sustain, manage or forecast our growth; existing government regulations and changes in, or the failure to comply with, government regulations;

o    adverse publicity; liability and other claims asserted against us;

o    competition;

o the risk that we may not be able to finance our planned development activities;

o risks related to the retail real estate industry in which we compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences;

o risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities;

o risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties;

o risks that a significant number of tenants may become unable to meet their lease obligations or that we may be unable to renew or re-lease a significant amount of available space on economically favorable terms;

o fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans;

o    business disruptions;

o    the ability to attract and retain qualified personnel;

o    the ability to realize planned costs savings in acquisitions; and

o    retention of earnings.

General Overview

At December 31, 2002, we had ownership interests in or management responsibilities for 34 centers in 21 states totaling 6.2 million square feet compared to 32 centers in 20 states totaling 5.4 million square feet at December 31, 2001. The increase is due to the following events:

o Disposition of our wholly-owned property in Fort Lauderdale, Florida, totaling 165,000 square feet

o Development, through a 50% ownership joint venture, of our property in Myrtle Beach, South Carolina totaling 260,000 square feet

o Acquisition of our wholly-owned property in Howell, Michigan totaling 325,000 square feet

o Obtained management responsibilities of a property in Vero Beach, Florida totaling 329,000 square feet

o Disposition of our wholly-owned property in Bourne, Massachusetts, totaling 23,000 square feet for which we retain limited management responsibilities

Results of Operations

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate that have separable, identifiable cash flows for properties sold subsequent to December 31, 2001 are reflected in the Statements of Operations as discontinued operations for all periods presented.

A summary of the operating results for the years ended December 31, 2002, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                   2002           2001         2000
--------------------------------------------------------- -------------- -------------- ------------
GLA open at end of period (000's)
     Wholly owned                                                 5,469          5,332        5,179
     Partially owned (1)                                            260            ---          ---
     Managed                                                        457            105          105
--------------------------------------------------------- -------------- -------------- ------------
--------------------------------------------------------- -------------- -------------- ------------
Total GLA at end of period (000's)                                6,186          5,437        5,284
Weighted average GLA (000's) (2)                                  5,245          5,111        4,926
States operated in at end of period                                  21             20           20
Occupancy percentage at end of period                               98%            96%          96%

     Per square foot data

Revenues
   Base rentals                                                 $ 14.44         $14.33       $14.08
   Percentage rentals                                               .68            .54          .66
   Expense reimbursements                                          5.82           5.77         5.98
   Other income                                                     .63            .54          .82
--------------------------------------------------------- -------------- -------------- ------------
     Total revenues                                               21.57          21.18        21.54
--------------------------------------------------------- -------------- -------------- ------------
Expenses
   Property operating                                              6.88           6.65         6.70
   General and administrative                                      1.76           1.61         1.50
   Interest                                                        5.43           5.90         5.60
   Depreciation and amortization                                   5.48           5.51         5.24
   Asset write-down                                                 ---            ---          .37
--------------------------------------------------------- -------------- -------------- ------------
     Total expenses                                               19.55          19.67        19.41
--------------------------------------------------------- -------------- -------------- ------------
--------------------------------------------------------- -------------- -------------- ------------
Income before equity in earnings of unconsolidated
  joint ventures, discontinued operations, loss on sale
  or disposal of real estate and extraordinary item              $ 2.02         $ 1.51       $ 2.13
--------------------------------------------------------- -------------- -------------- ------------

(1) Includes one center totaling 260,033 square feet of which we own a 50% interest through a joint venture arrangement.

(2) Represents GLA of wholly-owned operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.

2002 Compared to 2001

Base rentals increased $2.5 million, or 3%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the full nine months effect of an expansion at our San Marcos, TX center which we completed during the fourth quarter of 2001 and the acquisition of our Howell, Michigan center in September 2002. Base rent per weighted average GLA increased by $.11 per square foot from $14.33 per square foot in the 2001 period compared to $14.44 per square foot in the 2002 period. The increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average and an increase of 2% in average base rent per square foot on approximately 1.0 million square feet renewed or re-tenanted during 2002. While the overall portfolio occupancy at December 31, 2002 increased 2% from 96% to 98% compared with the prior year end, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $823,000 or 30%, and on a weighted average GLA basis, increased $.14 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the twelve months ended December 31, 2002 were $294 per square foot, a 1.4% increase over the prior year ended December 31, 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. Reported tenant sales for 2002 for all Tanger Outlet Centers reached a record level of $1.5 billion. Reported same-store sales for the year ended 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001 were down 0.8% compared to 2001.

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

Other income increased $534,000, or 19%, in 2002 compared to 2001 primarily due to gains on sales of outparcels of land in 2002 included in other income, increases in vending and other miscellaneous income and the recognition of management, leasing and development fee revenue from our TWMB Associates, LLC ("TWMB") joint venture.

Property operating expenses increased by $2.1 million, or 6%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, increased $.23 per square foot from $6.65 to $6.88. The increase is the result of increased costs in marketing, common area maintenance, real estate taxes, property insurance, and other non-reimbursable expenses.

General and administrative expenses increased $1.0 million, or 12%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 8% in both the 2002 and 2001 periods and, on a weighted average GLA basis increased $.15 per square foot from $1.61 per square foot in the 2001 period to $1.76 per square foot in the 2002 period.

Interest expense decreased $1.7 million during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in the overall debt level due to the use of a portion of the proceeds received from the Company's equity offering during the year to reduce outstanding debt. Also, beginning in the fourth quarter of 2001 and continuing through 2002, we purchased, primarily at par, approximately $24.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit had a lower interest rate.

Depreciation and amortization per weighted average GLA decreased slightly from $5.51 per square foot in the 2001 period to $5.48 per square foot in the 2002 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Income from unconsolidated joint ventures increased $392,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, South Carolina outlet center by TWMB in June of 2002.

The increase in discontinued operations is due to the gains on sales of our Ft. Lauderdale, Florida and Bourne, Massachusetts centers and the leased outparcels of land in Seymour, Indiana and Casa Grande, Arizona, all of which were sold in the 2002 period.

2001 Compared to 2000

Base rentals increased $3.9 million, or 6%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansion completed in 2001 at our San Marcos, Texas center and the full year effect of expansions completed in the fourth quarter of 2000, offset by the loss of rent from the sales of the centers in Lawrence, Kansas and McMinnville, Oregon in June 2000. As noted above, FAS 144 applies only to properties sold subsequent to December 31, 2001. Therefore, the results of operations and resulting loss on sale of real estate from the Lawrence, Kansas and McMinnville, Oregon properties are not included in discontinued operations. The loss from these property sales is included in loss on sale or disposal of real estate in the Statement of Operations. Base rent per weighted average GLA increased by $.25 per square foot, or 2%, as a result of the expansions which had a higher average base rent per square foot compared to the portfolio average and the sales of the centers in Lawrence, Kansas and McMinnville, Oregon which had a lower average base rent per square foot compared to the portfolio average.

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

Other income decreased $1.3 million in 2001 as compared to 2000. The 2000 period included gains on sales of land outparcels totaling $908,000 and the recognition of business interruption insurance proceeds relating to the Stroud, Oklahoma center, which was destroyed by a tornado in May 1999, totaling $985,000. These items were offset in part by increases in vending and interest income in the 2001 period.

Property operating expenses increased by $1.0 million, or 3%, in 2001 as compared to 2000. On a weighted average GLA basis, property operating expenses decreased from $6.70 to $6.65 per square foot. The decrease per square foot is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $862,000, or 12%, in 2001 as compared to 2000 primarily due to increases in professional fees and provisions for bad debts. As a percentage of revenues, general and administrative expenses were approximately 8% of revenues in 2001 and 7% in 2000. On a weighted average GLA basis, general and administrative expenses increased $.11 per square foot from $1.50 in 2000 to $1.61 in 2001.

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

Depreciation and amortization per weighted average GLA increased 5% from $5.24 per square foot in the 2000 period to $5.51 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The asset write-down recognized in 2000 represents the write off of all development costs associated with our site in Ft. Lauderdale, Florida, as well as additional costs associated with various other non-recurring development activities at other sites, which were discontinued. The costs associated with the Ft. Lauderdale site were written off because we terminated our contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, Florida.

The loss on sale of real estate during 2000 represents the loss recognized on the sale of our centers in Lawrence, Kansas and McMinnville, Oregon and the land and the remaining site improvements in Stroud, Oklahoma. Net proceeds received from the sale of the centers totaled $7.1 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. We sold the Stroud land and site improvements in December 2000 and received net proceeds of approximately $723,500 in January 2001. As noted above, FAS 144 applies only to properties sold subsequent to December 31, 2001. Therefore, the results of operations and resulting losses on sales of real estate from the properties which were sold in 2000 are not included in discontinued operations. The losses from these property sales, totaling $7.0 million, are included in loss on sale or disposal of real estate in the Statements of Operations.

The  extraordinary   losses  recognized  in  2001  represent  the  write-off  of unamortized deferred financing costs related to debt that was extinguished prior to its scheduled maturity.

Liquidity and Capital Resources

Net cash provided by operating activities was $39.2, $44.6 and $38.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decreases and increases in cash provided by operating activities in 2002 compared to 2001 and 2001 compared to 2000 are primarily due to changes in other assets and accounts payable and accrued expenses for those respective years. Net cash used in investing activities amounted to $26.4, $23.3 and $25.8 million during 2002, 2001 and 2000, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. Cash used in financing activities of $12.2, $21.5 and $12.5 in 2002, 2001 and 2000, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in distributions paid during 2002, 2001 and 2000. The decrease in cash used in financing activities in 2002 compared to 2001 also reflects the net proceeds of $28.0 million received from the Company's issuance of one million common shares and $2.8 million from the exercise of unit options in 2002.

Acquisitions and Dispositions

In September 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was funded with $16.8 million of net proceeds from the sale of our non-core property in Fort Lauderdale, Florida in June 2002 and a portion of the proceeds received from the Company's common share offering in September 2002.

In November 2002, we completed the disposition of our non-core center in Bourne, Massachusetts which totaled approximately 23,000 square feet. The net proceeds from this sale were $3.1 million.

During 2002 we also sold five outparcels of land at various centers (Barstow, California, Gonzales, Louisiana, North Branch, Minnesota, Seymour, Indiana and Casa Grande, Arizona), the last two of which had associated leases with identifiable cash flows. These five outparcel sales generated approximately $1.5 million in net proceeds.

Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. Our investment in Tanger-Warren amounted to approximately $6,500 and $9,000 as of December 31, 2002 and 2001, respectively, and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"). We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September of 2001, TWMB began construction on its first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase opened 100% leased on June 28, 2002 at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In November 2002, we began construction on a 64,000 square foot second phase which is estimated to cost $6.5 million. We and Rosen-Warren have each contributed approximately $1.1 million toward this second phase, with the majority of the contribution being made in the first quarter of 2003.

In conjunction with the construction of the center, TWMB closed on a variable rate, construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of December 31, 2002 the construction loan had a balance of $25.5 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us.

Either partner in TWMB has the right to initiate the sale or purchase of the other party's interest. If such action is initiated, one partner would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The partners' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either Rosen-Warren or we enact this provision and depending on our role in the transaction as either seller or purchaser, we can potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach area.

Other Developments

On July 1, 2002, our option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts was terminated due to the seller's inability to obtain the proper approvals for the Bourne project from the local authorities by such date. As a result of the termination, the net carrying amount of assets remaining on this project includes a $150,000 note receivable at 5% annual interest that becomes due from the seller and is payable with accrued interest on July 1, 2003. At this time we believe that this note receivable is fully collectible.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations.

Financing Arrangements

During 2002, we purchased primarily at par, $10.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. During 2001, we purchased $14.5 million of these notes at par. In total, $24.9 million of the October 2004 notes were purchased in 2001 and 2002. We currently have authority from the Company's Board of Directors to purchase an additional $25 million of our outstanding 7.875% senior, unsecured public notes and may, from time to time, do so at management's discretion.

At December 31, 2002, approximately 49% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the years ended December 31, 2002 and 2001 was 8.1% and 8.8%, respectively.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $400 million, ($200 million in debt and $200 million in equity securities). In July 2002, we again amended the shelf registration to allow us to issue the $400 million in either all debt or all equity or any combination thereof up to $400 million. On September 4, 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1,000,000 limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $85 million at December 31, 2002, an increase of $10 million in capacity from December 31, 2001. During 2002, we extended the maturity of all lines of credit to June 30, 2004. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2003.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its Real Estate Investment Trust ("REIT") status in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2002 (in thousands):

Contractual Obligations        2003        2004        2005       2006         2007    Thereafter
                          ---------   ---------  -----------  --------- ----------- ---------------
Debt                          $2,519    $73,324     $23,100    $55,668      $2,349        $188,045
Operating leases               2,551      2,547       2,478      2,441       2,378          73,860
------------------------- ----------- ---------- ----------- ---------- ----------- ---------------
                              $5,070    $75,871     $25,578    $58,109      $4,727        $261,905
------------------------- ----------- ---------- ----------- ---------- ----------- ---------------

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

The following table details our commercial commitments as of December 31, 2002 (in thousands):

Commercial Commitments                            2004
                                                  ----
Lines of credit                               $ 64,525
Joint venture guarantees                        36,200
--------------------------------------- ---------------
                                             $ 100,725
--------------------------------------- ---------------

We currently maintain four unsecured, revolving credit facilities with major national banking institutions, totaling $85 million. As of December 31, 2002 amounts outstanding under these credit facilities totaled $20.5 million. All four credit facilities expire in June 2004.

We are party to a joint and several guarantee with respect to the $36.2 million construction loan obtained by TWMB. See "Joint Ventures" section above for further discussion of the guarantee.

Related Party Transactions

During 2002, Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, completed the early repayment of a $2.5 million demand note receivable to us through accelerated payments. In 2001, also through accelerated payments, Steven B. Tanger, the Company's President and Chief Operating Officer, completed the early repayment of a $845,000 demand note receivable to us.

As noted above in "Joint Ventures", we are a 50% owner of the TWMB joint venture. TWMB pays us management, leasing and development fees for services provided to the joint venture. During 2002, we recognized approximately $74,000 in management fees, $259,000 in leasing fees and $76,000 in development fees in other income.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2002, we would have paid approximately $98,000 to terminate the agreement. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2002 was $349.7 million while the recorded value was $345.0 million, respectively. A 1% increase from prevailing interest rates at December 31, 2002 would result in a decrease in fair value of total long-term debt by approximately $10.6 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Critical Accounting Policies

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our financial statements.

Cost Capitalization

We capitalize all fees and costs incurred to initiate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the average minimum lease term.

We capitalize all costs incurred for the construction and development of properties, including certain general and overhead costs. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no impairment existed at December 31, 2002.

Revenue Recognition

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

Below is a calculation of FFO for the years ended December 31, 2002, 2001 and 2000 as well as actual cash flow and other data for those respective periods (in thousands):


                                                                     2002           2001         2000
------------------------------------------------------------- ------------ -------------- ------------
Funds from Operations:
Net income                                                        $ 14,280        $ 9,154      $ 5,268
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt             ---            338          ---
   Depreciation and amortization
     attributable to discontinued operations                           235            427          423
   Depreciation and amortization uniquely significant
     to real estate - wholly owned                                  28,460         27,849       25,531
   Depreciation and amortization uniquely significant
     to real estate - unconsolidated joint ventures                    422            ---          ---
   (Gain) loss on sale or disposal of real estate                   (1,702)           ---        6,981
-------------------------------------------------------------- ------------ -------------- ------------
Funds from operations (1)                                         $ 41,695       $ 37,768     $ 38,203

Cash flow provided by (used in):
   Operating activities                                           $ 39,175       $ 44,616     $ 38,420
   Investing activities                                         $ (26,363)     $ (23,269)   $ (25,815)
   Financing activities                                         $ (12,247)     $ (21,476)   $ (12,474)

Weighted average units outstanding (2)                              12,262         11,707       11,706
-------------------------------------------------------------- ------------ -------------- ------------
(1)  For the years ended  December 31, 2002 and 2000,  includes $728 and $908 in gains on sales of outparcels of land.

(2) Assumes preferred units of the Operating Partnership and unit options are all converted to limited partnership units.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, the effects of which will be the reclassification of a loss on early extinguishments of debt for the year ended 2001, thereby decreasing income from continuing operations for the year ended December 31, 2001 by $338,000.

In October 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and realigns liability recognition in accordance with FASB Concepts Statement No. 6, "Elements of Financial Statements". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement will not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123", which is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are currently evaluating the effects of this statement and at this time do not believe that it will have a material effect on our results of operations or financial position.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities by no later than June 30, 2003. We are currently evaluating the effects of this statement and at this time do not believe that it will have a material effect on our results of operations or financial position.

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

During 2003, we have approximately 1,070,000 square feet or 19% of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 88% of the 935,000 square feet that came up for renewal in 2002 with the existing tenants at an average base rental rate approximately 1% higher than the expiring rate. We also re-tenanted 229,000 square feet during 2002 at a 4% increase in the average base rental rate.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 529,000, or 49%, of the square feet scheduled to expire in 2003 as of March 1, 2003. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2002 and 2001, our centers were 98% and 96% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

     The following table provides information as of December 31, 2002 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

                                                                                                       (c)
                                                                                                   Number of
                                                                                              Securities Remaining
                                              (a)                        (b)                  Available for Future
                                     Number of Securities to       Weighted Average           Issuance Under Equity
                                     be Issued Upon Exercise       Exercise Price of           Compensation Plans
                                     of Outstanding Options,      Outstanding Options,         (Excluding Securities
Plan Category                          Warrants and Rights         Warrants and Rights        Reflected in Column (a))
-------------                          -------------------         -------------------        ------------------------

Equity compensation plans approved          1,253,300                   $23.84                       230,200
by security holders

Equity compensation plans not
approved by security holders                   ---                        ---                          ---

Total                                       1,253,300                   $23.84                       230,200


Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 14. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer, Frank C. Marchisello Jr., of Tanger GP Trust, the sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on March 28, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Accountants                         F-1
         Balance Sheets-December 31, 2002 and 2001                 F-2
         Statements of Operations-
            Years Ended December 31, 2002, 2001 and 2000           F-3
         Statements of Partners' Equity-
            For the Years Ended December 31, 2002, 2001 and 2000   F-4
         Statements of Cash Flows-
            Years Ended December 31, 2002, 2001 and 2000           F-5
          Notes to Financial Statements                            F-6 to F-18

     2.  Financial Statement Schedule

         Schedule III
            Report of Independent Accountants                      F-19
            Real Estate and Accumulated Depreciation               F-20 to F-22

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.   Exhibits

     Exhibit No.                        Description


        3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 8)

        3.3A Amendment No. 1 to Tanger Properties Limited Partnership Amended and Restated Agreement of Limited Partnership, dated September 10, 2002. (Note 11)

        10.1    Amended and Restated Unit Option Plan. (Note 6)

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

        10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 6)

        10.5A Amended Employment Agreement for Stanley K. Tanger, as of January 1, 2001. (Note 10)

        10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 6)

        10.6A Amended Employment Agreement for Steven B. Tanger, as of January 1, 2001. (Note 10)

        10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2002. (Note 10)

        10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 2002. (Note 10)

        10.9    Not applicable.

        10.10   Amended  and  Restated   Employment   Agreement   for  Frank  C.
                Marchisello, Jr., as of January 1, 2002. (Note 10)

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

        10.15   Form of Senior Indenture. (Note 4)

        10.16   Form of First  Supplemental  Indenture  (to  Senior  Indenture).
                (Note 4)

        10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 5)

        10.17   Promissory Note 05/16/2000 (Note 9)

        10.18   Promissory Note 05/16/2000 (Note 9)

        21.1    List of Subsidiaries. (Note 10)

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

        11. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                             TANGER PROPERTIES LIMITED PARTNERSHIP

                             By: Tanger GP Trust, its sole general partner

                             By:/s/ Stanley K. Tanger
                                -------------------------------------------
                             Stanley K. Tanger
                             Chairman of the Board and
                             Chief Executive Officer

March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                          Title                        Date

/s/ Stanley K. Tanger         Chairman of the Board and Chief   March 28, 2003
------------------------
Stanley K. Tanger             Executive Officer (Principal
                              Executive Officer)

/s/ Steven B. Tanger          Trustee and President             March 28, 2003
------------------------
Steven B. Tanger

/s/ Frank C. Marchisello Jr.  Trustee and Treasurer             March 28, 2003
----------------------------
Frank C. Marchisello, Jr.     (Principal Financial and
                              Accounting Officer)

/s/ Jack Africk               Trustee                           March 28, 2003
------------------------
Jack Africk

/s/ William G. Benton         Trustee                           March 28, 2003
------------------------
William G. Benton

/s/ Thomas E. Robinson        Trustee                           March 28, 2003
----------------------
Thomas E. Robinson

                                  CERTIFICATION

I, Stanley K. Tanger certify that:

1. I have reviewed this annual report on Form 10-K of Tanger Properties Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003            By:   /s/ Stanley K. Tanger
                                      ---------------------
                                Stanley K. Tanger
                                Chief Executive Officer of Tanger GP Trust
                                Sole General Partner of the Registrant

                                  CERTIFICATION

I, Frank C. Marchisello, Jr. certify that:

1. I have reviewed this annual report on Form 10-K of Tanger Properties Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003        By: /s/ Frank C. Marchisello, Jr.
                            ---------------------------------
                            Frank C. Marchisello, Jr.
                            Treasurer & Assistant Secretary of Tanger GP Trust
                            Sole General Partner of the Registrant

                    Certification of Chief Executive Officer

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Tanger GP Trust, sole general partner of Tanger Properties Limited Partnership hereby certifies, to such officer's knowledge, that:

         (i) the accompanying Annual Report on Form 10-K of the Operating Partnership for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.


     Dated: March 28, 2003            /s/ Stanley K. Tanger
                                      ------------------------------------
                                      Stanley K. Tanger
                                      Chief Executive Officer of Tanger GP Trust
                                      Sole General Partner of the Registrant

                    Certification of Chief Financial Officer

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Tanger GP Trust, sole general partner of Tanger Properties Limited Partnership hereby certifies, to such officer's knowledge, that:

         (i) the accompanying annual Report on Form 10-K of the Operating Partnership for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.


Dated: March 28, 2003       /s/ Frank C. Marchisello Jr.
                            ----------------------------
                            Frank C. Marchisello, Jr.
                            Treasurer & Assistant Secretary of Tanger GP Trust
                            Sole General Partner of the Registrant

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of TANGER PROPERTIES LIMITED PARTNERSHIP:


In our opinion, the accompanying balance sheets and the related statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Partnership changed its accounting policy for asset impairments and reporting discontinued operations, in accordance with FAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets".



/s/ PricewaterhouseCoopers LLP

Raleigh, NC
January 17, 2003

                                   TANGER PROPERTIES LIMITED PARTNERSHIP
                                               BALANCE SHEETS
                                               (In thousands)

                                                                                         December 31,
                                                                                        2002      2001
-------------------------------------------------------------------------------------------------------------

ASSETS
  Rental Property
    Land                                                                            $ 51,274        $ 60,158
    Buildings, improvements and fixtures                                             571,125         539,108
-------------------------------------------------------------------------------------------------------------
                                                                                     622,399         599,266
    Accumulated depreciation                                                        (174,199)       (148,950)
-------------------------------------------------------------------------------------------------------------
    Rental property, net                                                             448,200         450,316
  Cash and cash equivalents                                                            1,068             503
  Deferred charges, net                                                               10,104          11,413
  Other assets                                                                        18,008          13,847
-------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $ 477,380       $ 476,079
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilites
  Debt
    Senior, unsecured notes                                                        $ 150,109       $ 160,509
    Mortgages payable                                                                174,421         176,736
    Lines of credit                                                                   20,475          20,950
-------------------------------------------------------------------------------------------------------------
                                                                                     345,005         358,195
  Construction trade payables                                                          3,310           3,722
  Accounts payable and accrued expenses                                               14,800          16,285
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                              363,115         378,202
-------------------------------------------------------------------------------------------------------------
Commitments
Partners' Equity
  General partner                                                                      1,141           1,346
  Limited partners                                                                   113,361          97,504
  Accumulated other comprehensive loss                                                  (237)           (973)
-------------------------------------------------------------------------------------------------------------
      Total partners' equity                                                         114,265          97,877
-------------------------------------------------------------------------------------------------------------
        Total liabilities and partners' equity                                     $ 477,380       $ 476,079
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                            STATEMENTS OF OPERATIONS
                                      (In thousands, except per unit data)

                                                                                     Year Ended December 31,
                                                                                 2002           2001         2000
------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                               $ 75,755       $ 73,263     $ 69,368
  Percentage rentals                                                            3,558          2,735        3,253
  Expense reimbursements                                                       30,550         29,498       29,460
  Other income                                                                  3,304          2,770        4,056
------------------------------------------------------------------------------------------------------------------
       Total revenues                                                         113,167        108,266      106,137
------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                           36,083         33,970       33,013
  General and administrative                                                    9,228          8,227        7,366
  Interest                                                                     28,460         30,134       27,565
  Depreciation and amortization                                                28,754         28,145       25,795
   Asset write-down                                                               ---            ---        1,800
------------------------------------------------------------------------------------------------------------------
       Total expenses                                                         102,525        100,476       95,539
------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
  joint ventures, discontinued operations, loss on
  sale or disposal of real estate and extraordinary item                       10,642          7,790       10,598
Equity in earnings of unconsolidated joint ventures                               392            ---          ---
------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                              11,034          7,790       10,598
Discontinued operations                                                         3,246          1,702        1,651
------------------------------------------------------------------------------------------------------------------
Income before (loss) on sale or disposal of real estate
  and extraordinary item                                                       14,280          9,492       12,249
(Loss) on sale or disposal or real estate                                         ---            ---       (6,981)
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                               14,280          9,492        5,268
Extraordinary item - Loss on early extinguishment of debt                         ---           (338)         ---
------------------------------------------------------------------------------------------------------------------
Net income                                                                     14,280          9,154        5,268
Less applicable preferred unit distributions                                   (1,771)        (1,771)      (1,823)
------------------------------------------------------------------------------------------------------------------
Income available to partners                                                   12,509          7,383        3,445
Income allocated to the limited partners                                      (12,347)        (7,282)      (3,397)
------------------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                           162            101           48
------------------------------------------------------------------------------------------------------------------

Basic earnings per unit:
  Income from continuing operations                                            $ 0.82         $ 0.55       $ 0.80
  Net income                                                                   $ 1.11         $ 0.67       $ 0.32
------------------------------------------------------------------------------------------------------------------

Diluted earnings per unit:
  Income from continuing operations                                            $ 0.80         $ 0.55       $ 0.80
  Net income                                                                   $ 1.08         $ 0.67       $ 0.31
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 2002, 2001, and 2000
                        (In thousands, except unit data)
                                                                                             Other           Total
                                                          General        Limited         Comprehensive     Partners'
                                                          Partners     Partnership            Loss           Equity
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                  1,927        139,127               ---         141,054

Conversion of 4,670 preferred units
  into 42,076 partnership units                               ---            ---               ---             ---

Net income                                                     48          5,220               ---           5,268

Preferred distributions ($21.87 per unit)                     ---         (1,840)              ---          (1,840)

Distributions to partners ($2.43 per unit)                   (364)       (26,144)              ---         (26,508)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                  1,611        116,363               ---         117,974
Comprehensive income:
  Net income                                                  101          9,053               ---           9,154
  Other comprehensive (loss)                                  ---            ---              (973)           (973)
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                    101          9,053              (973)          8,181
Issuance of 10,800 units upon                                 ---            201               ---             201
  exercise of unit options
Preferred distributions ($21.96 per unit)                     ---         (1,770)              ---          (1,770)
Distributions to partners ($2.44 per unit)                   (366)       (26,343)              ---         (26,709)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                  1,346         97,504              (973)         97,877
Comprehensive income:
  Net income                                                  162         14,118                            14,280
  Other comprehensive gain                                                                     736             736
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                  1,508        111,622              (237)        112,893
Conversion of 410 preferred units
  into 3,694 partnership units                                  -              -                 -               -
Issuance of 127,620 units upon
  exercise of share and unit options                            -          2,794                 -           2,794
Issuance of 1,000,000 units in exchange for
  proceeds from the common share offering
  of the general partner's sole shareholder                     -         27,960                 -          27,960
Preferred distributions ($22.05 per unit)                       -         (1,771)                -          (1,771)

Common distributions ($2.45 per unit)                        (367)       (27,244)                -         (27,611)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                $ 1,141      $ 113,361            $ (237)      $ 114,265
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                             Year Ended December 31,
                                                                                        2002           2001           2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $ 14,280        $ 9,154        $ 5,268
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                     28,989         28,572         26,218
    Amortization of deferred financing costs                                           1,209          1,309          1,264
    Equity in earnings of unconsolidated joint ventures                                 (392)           ---            ---
    Loss on early extinguishment of debt                                                 ---            338            ---
    Asset write-down                                                                     ---            ---          1,800
    Loss (gain) on disposal or sale of real estate                                    (1,702)           ---          6,981
    Gain on sale of outparcels of land                                                  (728)           ---           (908)
    Straight-line base rent adjustment                                                   248            342             92
Increase (decrease) due to changes in:
    Other assets                                                                      (2,058)         2,261         (2,104)
    Accounts payable and accrued expenses                                               (671)         2,640           (191)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                       39,175         44,616         38,420
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                   (37,500)           ---            ---
  Additions to rental properties                                                      (5,847)       (20,368)       (36,056)
  Additions to investments in joint ventures                                            (130)        (4,068)          (117)
  Additions to deferred lease costs                                                   (1,630)        (1,618)        (2,238)
  Net proceeds from sale of real estate                                               21,435            723          8,598
  Increase in escrow from rental property sale                                        (4,008)           ---            ---
  Net insurance proceeds from property losses                                            ---            ---          4,046
  Distributions received from unconsolidated joint ventur                                520            ---            ---
  Collections from (advances to) officers, net                                           797          2,062            (48)
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                           (26,363)       (23,269)       (25,815)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash distributions paid                                                            (29,382)       (28,479)       (28,348)
  Contribution from sole shareholder of general and limited partner                   27,960            ---            ---
  Proceeds from issuance of debt                                                     126,320        279,075        172,595
  Repayment of debt                                                                 (139,510)      (267,723)      (155,399)
  Additions to deferred financing costs                                                 (429)        (4,550)        (1,322)
  Proceeds from exercise of share and unit options                                     2,794            201            ---
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                          (12,247)       (21,476)       (12,474)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     565           (129)           131
Cash and cash equivalents, beginning of period                                           503            632            501
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $ 1,068          $ 503          $ 632
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization of the Operating Partnership

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, we have ownership interests in or management responsibilities for 34 centers in 21 states totaling approximately 6.2 million feet of gross leasable area at the end of 2002. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term "Operating
Partnership" refers to Tanger Properties Limited Partnership and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") as the sole shareholder of the Operating Partnership's general partner, Tanger GP Trust. Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP") holds the remaining Units. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2002, Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 8,911,025 Units and 80,190 Preferred Units (which are convertible into approximately 722,509 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company' status as a REIT, on a one-for-one basis for the Company's common shares. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of the Company's preferred shares into common shares of the Company.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - Allocation of income to the partners is based on each partner's respective ownership of Units issued by the Operating Partnership. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting.

Reclassifications - Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

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

Rental Properties - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain general and overhead costs, are capitalized. The amount of general and overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2002, 2001 and 2000 amounted to $172,000, $551,000 and $1,020,000 and development costs capitalized amounted to $467,000, $616,000 and $843,000, respectively. Depreciation expense for each of the years ended December 31, 2002, 2001 and 2000 was $26,906,000, $26,585,000 and $24,239,000, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to rental property under construction when the pre-construction tasks are completed. Costs of potentially unsuccessful pre-construction efforts are charged to operations when the project is abandoned.

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

Deferred Charges - Deferred lease costs consist of fees and costs incurred, including certain general and overhead costs, to initiate operating leases and are amortized over the average minimum lease term. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees of Indebtedness - In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Currently we are a party to joint and several guarantees for the construction loan of TWMB Associates, LLC, a 50% ownership joint venture, for which our Myrtle Beach, South Carolina property serves as collateral. See Footnote 4 "Real Estate Joint Ventures" for further disclosure regarding the indebtedness and related guarantees. This guarantee was already in place as of December 31, 2002 therefore no liability has been recognized for the fair value of the obligation.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2002.

On January 1, 2002 we adopted  Statement of Financial  Accounting  Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when it meets the requirements of FAS 144 and the Company's Board of Directors approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS 144, the operating results of newly designated real estate assets held for sale are included in discontinued operations in our results of operations.

Derivatives - We selectively enter into interest rate protection agreements to mitigate changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

On January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a derivative is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

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

We provide management, leasing and development services for a fee for certain properties that are not owned by us or are partly owned through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2002, 2001 or 2000.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2002, 2001 and 2000 amounted to $3,310,000, $3,722,000 and $9,784,000, respectively. Interest paid, net of interest capitalized, in 2002, 2001 and 2000 was $27,512,000, $27,379,000 and $25,644,000, respectively.

New Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, the effects of which will be the reclassification of a loss on early extinguishments of debt for the year ended, thereby decreasing income from continuing operations for the year ended December 31, 2001 by $338,000.

In October 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and realigns liability recognition in accordance with FASB Concepts Statement No. 6, "Elements of Financial Statements". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement will not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123", which is effective for fiscal years ending after December 15, 2002. This Statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are currently evaluating the effects of this statement but and at this time do not believe that it will have a material effect on our results of operations or financial position.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities by no later than June 30, 2003. We are currently evaluating the effects of this statement but and at this time do not believe that it will have a material effect on our results of operations or financial position.

3.   Acquisitions and Development of Rental Properties

In June 2002, through our unconsolidated 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we opened the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase consists of approximately 260,000 square feet and features 60 brand name designer outlet stores.

Also in September 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the results of operations since the acquisition date.

4.   Investments in Real Estate Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. Our investment in Tanger-Warren amounted to approximately $6,500 and $9,000 as of December 31, 2002 and 2001, respectively, and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September of 2001, TWMB began construction on its first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase opened 100% leased on June 28, 2002 at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In November 2002, we began construction on a 64,000 square foot second phase which is estimated to cost $6.5 million. We and Rosen-Warren have contributed approximately $1.1 million each toward this second phase, with the majority of the contribution being made in the first quarter of 2003.

In conjunction with the construction of the center, TWMB closed on a variable rate, construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of December 31, 2002 the construction loan had a balance of $25.5 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us.

Our investment in unconsolidated real estate joint ventures, of which we own 50%, was $3.9 million and $4.2 million as of December 31, 2002 and 2001, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are included in other assets and are reduced by 50% of the profits earned for leasing and development services we provided to the joint ventures.

Summary unaudited financial information of joint ventures accounted for using the equity method as of December 31, 2002 and 2001 is as follows (in thousands):

Summary Balance Sheets
 - Unconsolidated Joint Ventures:                           2002           2001
------------------------------------------------- --------------- --------------
Assets:
    Investment properties at cost, net                   $32,153        $ 7,348
    Cash and cash equivalents                                514            136
    Deferred charges, net                                  1,751          1,433
    Other assets                                           1,491            766
------------------------------------------------- --------------- --------------
        Total assets                                     $35,909        $ 9,683
================================================= =============== ==============
Liabilities and Owners' Equity:
    Mortgage payable                                     $25,513         $   10
    Construction trade payables                            1,644            586
    Accounts payable and other liabilities                   522            444
------------------------------------------------- --------------- --------------
        Total liabilities                                 27,679          1,040
    Owners' equity                                         8,230          8,643
------------------------------------------------- --------------- --------------
        Total liabilities and owners' equity             $35,909        $ 9,683
================================================= =============== ==============

Summary Statement of Operations - Unconsolidated
Joint Ventures:
                                                                        2002
---------------------------------------------------- -------------------------

Revenues:                                                              $4,119
---------------------------------------------------- -------------------------

Expenses:
   Property operating                                                   1,924
   General and administrative                                              13
   Interest                                                               578
   Depreciation and amortization                                          884
---------------------------------------------------- -------------------------
         Total expenses                                                 3,399
---------------------------------------------------- -------------------------
Net income                                                              $ 720
---------------------------------------------------- -------------------------

Tanger Properties Limited Partnership
share of:
---------------------------------------------------- -------------------------
Net income                                                              $ 392
Depreciation (real estate related)                                      $ 422
---------------------------------------------------- -------------------------

5.   Disposition of Properties

We completed the sale of two of our non-core properties located in Ft. Lauderdale, Florida and Bourne, Massachusetts in June and November 2002, respectively. Net proceeds received from the sales of these properties were approximately $19.9 million. We recorded a gain on sale of real estate of $1.7 million in discontinued operations.

Throughout 2002, we sold five outparcels of land, two of which had related land leases with identifiable cash flows, at various properties in our portfolio. These sales totaled $1.5 million in net proceeds. Gains of $167,000 were recorded in other income for the three land outparcels sold and gains of $561,000 were recorded in discontinued operations for the two outparcels with identifiable cash flows as accounted for under FAS 144.

In accordance with FAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Statements of Operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

Summary Statements of Operations - Disposed
Properties:
                                                 2002                 2001              2000
------------------------------------ ----------------- -------------------- -----------------

Revenues:
   Base rentals                               $ 1,225              $ 2,091           $ 2,089
   Expense reimbursements                         399                  709               586
   Other income                                     5                    2                 9
------------------------------------ ----------------- -------------------- -----------------
         Total revenues                         1,629                2,802             2,684
------------------------------------ ----------------- -------------------- -----------------
Expenses:
   Property operating                             411                  673               610
   Depreciation and amortization                  235                  427               423
------------------------------------ ----------------- -------------------- -----------------
         Total expenses                           646                1,100             1,033
------------------------------------ ----------------- -------------------- -----------------
Discontinued operations before gain
   on sale of real estate                         983                1,702             1,651
Gain on sale of outparcels                        561                  ---               ---
Gain on sale of real estate                     1,702                  ---               ---
------------------------------------ ----------------- -------------------- -----------------
Discontinued operations                       $ 3,246              $ 1,702           $ 1,651
------------------------------------ ----------------- -------------------- -----------------

In June 2000, we sold our centers in Lawrence, Kansas and McMinnville, Oregon. Net proceeds received from the sales totaled $7.1 million. The combined net operating income of these two centers represented approximately 1% of our total portfolio's operating income.

In December 2000, we sold the land and site improvements that the Stroud, Oklahoma center was located on prior to its destruction in May 1999 by a tornado. The net proceeds from the sale of this real estate of approximately $723,500 were received in January 2001.

As noted above, FAS 144 applies only to properties sold subsequent to December 31, 2001. Therefore, the results of operations and resulting losses on sales of real estate from the properties which were sold in 2000 are not included in discontinued operations. The losses from these property sales, totaling $7.0 million are included in loss on sale or disposal of real estate in the Statements of Operations.

6.   Deferred Charges

Deferred charges as of December 31, 2002 and 2001 consists of the following (in thousands):

                                           2002            2001
--------------------------------- -------------- ---------------
Deferred lease costs                   $ 15,414         $14,467
Deferred financing costs                  8,412           8,210
--------------------------------- -------------- ---------------
                                         23,826          22,677
Accumulated amortization                (13,722)        (11,264)
--------------------------------- -------------- ---------------
                                       $ 10,104        $ 11,413
================================= ============== ===============

Amortization of deferred lease costs for the years ended December 31, 2002, 2001 and 2000 was $1,739,000, $1,642,000 and $1,578,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Statements of Operations, for the years ended December 31, 2002, 2001 and 2000 was $1,209,000, $1,277,000 and $1,264,000, respectively. During 2001, we expensed the unamortized financing costs totaling $338,000 related to debt extinguished prior to its respective maturity date. Such amount is shown as an extraordinary item in the accompanying Statements of Operations.

7.   Related Party Transactions

During 2002, Stanley K. Tanger, the Chairman of the Board and Chief Executive Officer of the Company, completed the early repayment of a $2.5 million demand note receivable to the Company through accelerated payments. In 2001, also through accelerated payments, Steven B. Tanger, the President and Chief Operating Officer of the Company, completed the early repayment of a $845,000 demand note receivable to the Company.

As noted above in Note 4 "Investments in Real Estate Joint Ventures", we are a 50% owner of the TWMB joint venture. TWMB pays us management, leasing and development fees for services provided to the joint venture. During 2002, we recognized approximately $74,000 in management fees, $259,000 in leasing fees and $76,000 in development fees.

8.   Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following (in thousands):
                                                                                   2002            2001
------------------------------------------------------------------------- -------------- ---------------
7.875% Senior, unsecured notes, maturing October 2004                          $ 50,109        $ 60,509
9.125% Senior, unsecured notes, maturing February 2008                          100,000         100,000
Mortgage notes with fixed interest:
   9.77%, maturing April 2005                                                    14,516          14,822
   9.125%, maturing September 2005                                                8,288           8,723
   7.875%, maturing April 2009                                                   62,874          63,968
   7.98%, maturing April 2009                                                    19,036          19,303
   8.86%, maturing September 2010                                                16,207          16,420
Mortgage notes with variable interest:
    LIBOR plus 1.75%, maturing March 2006                                        53,500          53,500
Revolving lines of credit with variable interest rates ranging from either prime less .25% to prime or from LIBOR plus
   1.60% to LIBOR plus 1.75%                                                     20,475          20,950
------------------------------------------------------------------------- -------------- ---------------
                                                                              $ 345,005       $ 358,195
========================================================================= ============== ===============

During 2002, we added an additional $10 million revolving credit facility to increase our unsecured lines of credit borrowing capacity to $85 million. All lines of credit expire in June 2004. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $172.8 million at December 31, 2002, serve as collateral for the fixed and variable rate mortgages.

The lines of credit require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. All five existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

During 2002, we purchased primarily at par, $10.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. During 2001, we purchased $14.5 million of these notes at par. In total, $24.9 million of the October 2004 notes were purchased in 2001 and 2002.

During 2001, we issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. The remaining proceeds were used for general operating purposes.

Maturities of the existing long-term debt are as follows ($ in thousands):

 Year                    Amount            %
 ----------------- ------------- ------------
 2003                   $ 2,519            1
 2004                    73,324           21
 2005                    23,100            7
 2006                    55,668           16
 2007                     2,349            1
 Thereafter             188,045           54
 ----------------- ------------- ------------
                      $ 345,005          100
 ----------------- ------------- ------------


9.   Derivatives and Fair Value of Financial Instruments

In August 2002, TWMB, our 50% unconsolidated joint venture, entered into a swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. At December 31, 2002, TWMB would have had to pay $277,000 to terminate the agreement.

In December 2000, we entered an interest rate swap agreement effective through January 2003 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97%. At December 31, 2002, we would have had to pay $98,000 to terminate the agreement.

In January 2000, we entered into interest rate swap agreements on notional amounts totaling $20.0 million. In order to fix the interest rate, we paid $162,000. As mentioned above in Note 8, these agreements subsequently were terminated in February 2001 at a cost of $295,200.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2002 and 2001, was estimated, at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $349.7 and $358.2 million, respectively.

10.  Partners' Equity

In September 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1,000,000 limited partnership units. The net proceeds were used, together with other available funds to acquire the Kensington Valley Factory Shops in Howell, Michigan mentioned in Note 3 above, reduce the outstanding balance on our lines of credit and for general corporate purposes.

At December 31, 2002 and 2001, the ownership interests of the Operating Partnership consisted of the following:

                                           2002           2001
          ----------------------- -------------- --------------
          Preferred units                80,190         80,600
          ----------------------- -------------- --------------
          Common units:
             General partner            150,000        150,000
             Limited partners        11,944,330     10,813,016
          ----------------------- -------------- --------------
               Total                 12,094,330     10,963,016
          ======================= ============== ==============

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

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. Preferred partnership Units are automatically converted into limited partnership Units to the extent of any conversion of the Company's Series A Preferred Shares into the Company's common shares. At December 31, 2002, 722,509 common shares of the Company (and 722,509 Units of the Operating Partnership) were reserved for the conversion of Depositary Shares (and Preferred Units). The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

11.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the years ended December 31, 2002, 2001 and 2000 is set forth as follows (in thousands, except per unit amounts):

                                                                           2002             2001          2000
---------------------- -------------------------------------------- ------------ ---------------- -------------
NUMERATOR:
   Income from continuing operations                                    $11,034          $ 7,790      $ 10,598
   Less applicable preferred unit distributions                          (1,771)          (1,771)       (1,823)
------------------------------------------------------------------- ------------ ---------------- -------------
   Income from continuing operations available
     to common unitholders - basic and diluted                            9,263            6,019         8,775
   Discontinued operations                                                3,246            1,702         1,651
   (Loss) on sale or disposal of real estate                                ---              ---        (6,981)
   Extraordinary item - early extinguishments of debt                       ---             (338)          ---
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income available to common unitholders-
     basic and diluted                                                  $12,509          $ 7,383       $ 3,445
------------------------------------------------------------------- ------------ ---------------- -------------
DENOMINATOR:
   Basic weighted average common units                                   11,356           10,959        10,928
   Effect of outstanding unit options                                       183               21            25
------------------------------------------------------------------- ------------ ---------------- -------------
   Diluted weighted average common units                                 11,539           10,980        10,953
------------------------------------------------------------------- ------------ ---------------- -------------

Basic earnings per common unit:
   Income from continuing operations                                      $ .82            $ .55         $ .80
   Discontinued operations                                                  .29              .15           .15
   (Loss) on sale or disposal of real estate                                ---              ---          (.63)
   Extraordinary item - early extinguishments of debt                       ---            (.03)           ---
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                             $1.11            $ .67         $ .32
------------------------------------------------------------------- ------------ ---------------- -------------

Diluted earnings per common unit:
   Income from continuing operations                                      $ .80            $ .55         $ .80
   Discontinued operations                                                  .28              .15           .15
   (Loss) on sale or disposal of real estate                                ---              ---          (.64)
   Extraordinary item - early extinguishments of debt                       ---             (.03)          ---
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                             $1.08            $ .67         $ .31
------------------------------------------------------------------- ------------ ---------------- -------------

Options to purchase units excluded from the computation of diluted earnings per unit during 2002, 2001 and 2000 because the exercise price was greater than the average market price of the Company's common shares totaled 211,000, 1,190,000 and 1,198,000 units, respectively. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

12.  Employee Benefit Plans

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

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with FAS 123, our net income and earnings per unit would have been reduced to the following pro forma amounts (in thousands, except per unit amounts):


                                    2002              2001             2000
-------------- ------------- ------------ ----------------- ----------------

Net income:    As reported       $14,280           $ 9,154           $5,268
               Pro forma          14,120             8,925           $4,985

Basic EPS:     As reported       $  1.11            $  .67           $  .32
               Pro forma         $  1.09            $  .65           $  .29

Diluted EPS:   As reported       $  1.08            $  .67           $  .31
               Pro forma         $  1.07            $  .65           $  .29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grant in 2000: expected dividend yield of 11%; expected lives ranging from 5 years to 7 years; expected volatility of 23%; and risk-free interest rates ranging from 6.17% to 6.61%. There were no option grants in 2002 and 2001.

The Company and the Operating  Partnership may issue up to a combined  1,750,000 shares and units under the Company's Share Option Plan and the Operating Partnership's Unit Option Plan. The Company and the Operating Partnership have granted 1,519,800 options, net of options forfeited, through December 31, 2002. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.

Options outstanding at December 31, 2002 have exercise prices between $18.625 and $30.50, with a weighted average exercise price of $23.84 and a weighted average remaining contractual life of 3.58 years.

A summary of the status of the Unit Option Plan at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table and narrative below:

                                                 2002                         2001                        2000
                                      --------------------------- --------------------------- -----------------------
                                                       Wtd Avg                     Wtd Avg                  Wtd Avg
                                           Units       Ex Price       Units        Ex Price       Units     Ex Price
------------------------------------- ------------- ------------- ------------ -------------- ----------- -----------
Outstanding at beginning                 1,387,430     $ 23.68      1,406,870       $ 23.63     1,227,490    $ 24.55
   of year
Granted                                        ---         ---            ---           ---       225,200      18.63
Exercised                                 (124,620)      21.87       (10,800)         18.63           ---        ---
Forfeited                                   (9,510)      25.45         (8,640)        23.66      (45,820)      23.72
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Outstanding at end of year                1,253,300    $ 23.84      1,387,430       $ 23.68     1,406,870    $ 23.63
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Exercisable at end of year                1,001,480    $ 24.37      1,006,490       $ 24.16       858,230    $ 24.19
Weighted average fair value
   of options granted                          $---                     $ ---                      $ 1.20

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years 2002, 2001 and 2000 was immaterial.

13.   Asset Write-Down

During November 2000, we terminated our contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, FL. Because of this event, we wrote off all development costs associated with the site in Ft. Lauderdale. In addition, other costs associated with various other development activities at other sites were written off. The total non-cash charge for abandoned development costs in the fourth quarter of 2000 was $1.8 million.

14.  Other Comprehensive Income

Effective January 1, 2001, we adopted FAS 133. Upon adoption we recorded a cumulative effect adjustment of $299,500 loss, in other comprehensive loss. As discussed in Note 9, certain interest rate swap agreements were terminated during the first quarter of 2001 and the other comprehensive loss totaling $147,000, recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our interest rate swap agreement and TWMB's interest rate swap agreement have been designated as cash flow hedges and are carried on their respective balance sheets at fair value. At December 31, 2002, the fair value of our hedge is recorded as a liability of $98,000 in accounts payable and accrued expenses. Our portion of the fair value of TWMB's hedge is recorded as a reduction in investment in joint ventures of $139,000 in other assets. For the years ended December 31, 2002 and 2001, the change in the fair value of derivative instruments was recorded as a $875,000 gain and $820,000 loss, to accumulated other comprehensive income. Total comprehensive income for the years ended December 31, 2002 and 2001 is as follows (in thousands):

                                                                                 2002           2001
----------------------------------------------------------------------- -------------- --------------
Net income                                                                   $ 14,280       $  9,154
----------------------------------------------------------------------- -------------- --------------
     Other comprehensive income (loss):
        Cumulative effect adjustment of FAS 133 adoption                          ---          (300)
        Reclassification to earnings on termination of cash
             flow hedge                                                           ---            147
        Change in fair value of our portion of TWMB cash
            flow hedge                                                           (139)           ---
        Change in fair value of cash flow hedge                                   875          (820)
----------------------------------------------------------------------- -------------- --------------
           Other comprehensive gain (loss)                                        736          (973)
----------------------------------------------------------------------- -------------- --------------
Total comprehensive income                                                    $15,016       $ 8,181
----------------------------------------------------------------------- -------------- --------------

15.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2002, 2001 and 2000 (in thousands):


                                        2002          2001         2000
--------------------------------- ------------- ------------ ------------
 Advertising and promotion              $ 9,840      $ 9,206      $ 9,074
Common area maintenance                 13,719       13,078       13,676
Real estate taxes                        8,790        8,359        7,421
Other operating expenses                 3,734        3,327        2,842
--------------------------------- ------------- ------------ ------------
                                      $ 36,083     $ 33,970     $ 33,013
--------------------------------- ------------- ------------ ------------

16.  Lease Agreements

We are the lessor of a total of 1,338 stores in our 28 wholly-owned factory outlet centers, under operating leases with initial terms that expire from 2003 to 2019. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

                       2003                            $ 70,320
                       2004                              59,079
                       2005                              44,573
                       2006                              31,079
                       2007                              19,244
                       Thereafter                        25,909
                       -------------------- --------------------
                                                      $ 250,204
                       -------------------- --------------------

17.  Commitments and Contingencies

We purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $713,000 and $664,000 at December 31, 2002 and 2001, respectively.

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2003 to 2085. Annual rental payments for these leases aggregated $2,437,000, $2,333,000 and $2,023,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

                       2003                             $ 2,551
                       2004                               2,547
                       2005                               2,478
                       2006                               2,441
                       2007                               2,378
                       Thereafter                        73,860
                       ------------------- ---------------------
                                                       $ 86,255
                       ------------------- ---------------------

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Partners of Tanger Properties Limited Partnership:

Our audits of the financial statements referred to in our report dated January 17, 2003 appearing in the 2002 Form 10-K of Tanger Properties Limited Partnership also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
January 17, 2003

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2002
                                 (In thousands)

------------------------------------- -------------- ------------------------ -----------------------
                                                                                 Costs Capitalized
                                                                                   Subsequent to
                                                                                    Acquisition
            Description                              Initial cost to Company      (Improvements)
------------------------------------- -------------- ------------------------ -----------------------


                                                                  Buildings,             Buildings,
   Outlet Center                                                Improvements            Improvements
      Name             Location       Encumbrances     Land      & Fixtures     Land     & Fixtures
----------------- ------------------- -------------- --------- -------------- -------- --------------
Barstow           Barstow, CA                    --    $3,672       $ 12,533    $ ---        $ 1,226
----------------- ------------------- -------------- --------- -------------- -------- --------------
Blowing Rock      Blowing Rock, NC          $ 9,655     1,963          9,424      ---          2,250
----------------- ------------------- -------------- --------- -------------- -------- --------------
Boaz              Boaz, AL                      ---       616          2,195      ---          2,251
----------------- ------------------- -------------- --------- -------------- -------- --------------
Branch            North Branch, MN              ---       243          5,644      249          4,072
----------------- ------------------- -------------- --------- -------------- -------- --------------
Branson           Branson, MO                24,000     4,557         25,040      ---          8,345
----------------- ------------------- -------------- --------- -------------- -------- --------------
Casa Grande       Casa Grande, AZ               ---       741          9,091      ---          1,995
----------------- ------------------- -------------- --------- -------------- -------- --------------
Clover            North Conway, NH              ---       393            672      ---            250
----------------- ------------------- -------------- --------- -------------- -------- --------------
Commerce I        Commerce, GA                8,288       755          3,511      492          9,467
----------------- ------------------- -------------- --------- -------------- -------- --------------
Commerce II       Commerce, GA               29,500     1,262         14,046      541         18,072
----------------- ------------------- -------------- --------- -------------- -------- --------------
Dalton            Dalton, GA                 11,133     1,641         15,596      ---            552
----------------- ------------------- -------------- --------- -------------- -------- --------------
Gonzales          Gonzales, LA                  ---       718         15,895       17          5,285
----------------- ------------------- -------------- --------- -------------- -------- --------------
Howell            Howell, MI                    ---     2,250         35,250      ---            226
----------------- ------------------- -------------- --------- -------------- -------- --------------
Kittery-I         Kittery, ME                 6,335     1,242          2,961      229          1,346
----------------- ------------------- -------------- --------- -------------- -------- --------------
Kittery-II        Kittery, ME                   ---       921          1,835      529            610
----------------- ------------------- -------------- --------- -------------- -------- --------------
Lancaster         Lancaster, PA              14,516     3,691         19,907      ---         11,321
----------------- ------------------- -------------- --------- -------------- -------- --------------
LL Bean           North Conway, NH              ---     1,894          3,351      ---          1,137
----------------- ------------------- -------------- --------- -------------- -------- --------------
Locust Grove      Locust Grove, GA              ---     2,558         11,801      ---          8,404
----------------- ------------------- -------------- --------- -------------- -------- --------------
Martinsburg       Martinsburg, WV               ---       800          2,812      ---          1,495
----------------- ------------------- -------------- --------- -------------- -------- --------------
Nags Head         Nags Head, NC               6,552     1,853          6,679      ---          1,910
----------------- ------------------- -------------- --------- -------------- -------- --------------
Pigeon Forge      Pigeon Forge, TN              ---       299          2,508      ---          2,068
----------------- ------------------- -------------- --------- -------------- -------- --------------
Riverhead         Riverhead, NY                 ---       ---         36,374    6,152         73,585
----------------- ------------------- -------------- --------- -------------- -------- --------------
San Marcos        San Marcos, TX             37,946     1,801          9,440       18         35,755
----------------- ------------------- -------------- --------- -------------- -------- --------------
Sanibel           Sanibel, FL                   ---     4,916         23,196      ---          3,052
----------------- ------------------- -------------- --------- -------------- -------- --------------
Sevierville       Sevierville, TN               ---       ---         18,495      ---         26,213
----------------- ------------------- -------------- --------- -------------- -------- --------------
Seymour           Seymour, IN                   ---     1,590         13,249      ---            721
----------------- ------------------- -------------- --------- -------------- -------- --------------
Terrell           Terrell, TX                   ---       778         13,432      ---          6,484
----------------- ------------------- -------------- --------- -------------- -------- --------------
West Branch       West Branch, MI             7,067       350          3,428      121          5,257
----------------- ------------------- -------------- --------- -------------- -------- --------------
Williamsburg      Williamsburg, IA           19,429       706          6,781      716         12,630
----------------- ------------------- -------------- --------- -------------- -------- --------------
                                          $ 174,421   $42,210       $325,146   $9,064       $245,979
----------------- ------------------- -------------- --------- -------------- -------- --------------

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2002
                                 (In thousands)

------------------------------------- -------------------------------------- ------------- ------------- --------------

                                       Gross Amount Carried at Close of
                                                      Period
            Description                           12/31/02 (1)
------------------------------------- -------------------------------------- ------------- ------------- --------------
                                                                                                          Life Used to
                                                                                                            Compute
                                                   Buildings,                                             Depreciation
   Outlet Center                                  Improvements               Accumulated     Date of       in Income
      Name             Location          Land       & Fixtures       Total   Depreciation  Construction    Statement
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Barstow           Barstow, CA           $3,672         $13,759      $17,431        $5,316      1995           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Blowing Rock      Blowing Rock, NC       1,963          11,674       13,637         2,156    1997 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Boaz              Boaz, AL                 616           4,446        5,062         2,417      1988           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Branch            North Branch, MN         492           9,716       10,208         4,760      1992           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Branson           Branson, MO            4,557          33,385       37,943        12,820      1994           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Casa Grande       Casa Grande, AZ          741          11,086       11,827         5,755      1992           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Clover            North Conway, NH         393             922        1,315           588      1987           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Commerce I        Commerce, GA           1,247          12,978       14,225         5,818      1989           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Commerce II       Commerce, GA           1,803          32,118       33,921         9,627      1995           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Dalton            Dalton, GA             1,641          16,148       17,789         2,592    1998 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Gonzales          Gonzales, LA             735          21,180       21,915        10,132      1992           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Howell            Howell, MI             2,250          35,476       37,726           388    2002 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Kittery-I         Kittery, ME            1,471           4,307        5,778         2,758      1986           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Kittery-II        Kittery, ME            1,450           2,445        3,895         1,233      1989           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Lancaster         Lancaster, PA          3,691          31,228       34,919        10,398    1994 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
LL Bean           North Conway, NH       1,894           4,488        6,382         2,472      1988           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Locust Grove      Locust Grove, GA       2,558          20,205       22,763         7,447      1994           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Martinsburg       Martinsburg, WV          800           4,307        5,107         2,439      1987           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Nags Head         Nags Head, NC          1,853           8,589       10,442         1,974    1997 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Pigeon Forge      Pigeon Forge, TN         299           4,576        4,875         2,527      1988           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Riverhead         Riverhead, NY          6,152         109,959      116,111        29,259      1993           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
San Marcos        San Marcos, TX         1,819          45,195       47,014        11,036      1993           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Sanibel           Sanibel, FL            4,916          26,248       31,164         3,823    1998 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Sevierville       Sevierville, TN          ---          44,708       44,708         8,970    1997 (3)         (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Seymour           Seymour, IN            1,590          13,970       15,560         6,064      1994           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Terrell           Terrell, TX              778          19,916       20,694         7,769      1994           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
West Branch       West Branch, MI          471           8,685        9,156         3,944      1991           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
Williamsburg      Williamsburg, IA       1,422          19,411       20,832         9,717      1991           (2)
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
                                       $51,274        $571,125     $622,399      $174,199
----------------- ------------------- --------- --------------- ------------ ------------- ------------- --------------
(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $642,559,000

(2) The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.

(3)Represents year acquired

                      TANGER PROPERTIES LIMITED PARTNERSHIP
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2002
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2002 are as follows:

                                      2002             2001              2000
                             -------------- ---------------- -----------------
 Balance, beginning of year       $599,266         $584,928          $566,216
 Acquisition of real estate         37,500              ---               ---
 Improvements                        5,324           14,338            39,701
 Dispositions and other           (19,691)              ---          (20,989)
                             -------------- ---------------- -----------------
 Balance, end of year             $622,399         $599,266          $584,928
                             ============== ================ =================


The changes in accumulated depreciation for the three years ended December 31, 2002 are as follows:

                                      2002             2001             2000
                             -------------- ---------------- ----------------
Balance, beginning of year       $ 148,950        $ 122,365         $104,511
Depreciation for the period         26,906           26,585           24,239
Dispositions and other             (1,657)              ---          (6,385)
                             -------------- ---------------- ----------------
Balance, end of year              $174,199         $148,950         $122,365
                             ============== ================ ================