Form 10-K
period 2003-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2004-03-11
CIK 1004036

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                            Commission file numbers:
                                   33-99736-01
                                   333-3526-01
                                  333-39365-01
                                  333-61394-01

                      TANGER PROPERTIES LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

            North Carolina                           56-1822494
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

            3200 Northline Avenue
                  Suite 360
            Greensboro, NC 27408                    (336) 292-3010
  (Address of principal executive offices)   Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes X No - -

                       Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 14, 2004.

PART I

Item 1. Business

The Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. Since entering the factory outlet center business 23 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2003, we owned interests in 36 centers, with a total gross leasable area, or ("GLA"), of approximately 8.9 million square feet, which were 96% occupied. In addition as of December 31, 2003, we managed for a fee four centers, with a total GLA of approximately 434,000 square feet, bringing the total number of centers we operated to 40 with a total GLA of approximately 9.3 million square feet containing over 2,000 stores and representing over 400 store brands.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). The Company owns the majority of the units of partnership interest issued by the Operating Partnership (the "Units") through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2003, Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 12,810,643 and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for the Company's common shares. As of February 2, 2004, Company's management beneficially owns approximately 20% of all outstanding common shares (assuming TFLP's Units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership Unit options).

Ownership of the Company's common shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares. The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common shares equal to at least 90% of its taxable income each year.

We are a North Carolina limited partnership that was formed in May 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-K's, 10-Q's, and 8-K's can be obtained, free of charge, on our website.

Recent Developments

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors
("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee.

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the Company's issuance of 2.3 million common shares at $40.50 per share which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units and we expect that the transaction will be accretive to our operating results in 2004. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At December 31, 2003, we had ownership interests in or management responsibilities for 40 centers in 23 states totaling 9.3 million square feet of operating GLA compared to 34 centers in 21 states totaling 6.2 million square feet of operating GLA as of December 31, 2002. The increase is due to the following events:

                                                                          No.
                                                                          of             GLA
                                                                        Centers        (000's)      States
--------------------------------------------------------------------- ------------ ------------ -----------
As of December 31, 2002                                                      34        6,186          21
--------------------------------------------------------------------- ------------ ------------ -----------
     New development expansion:
         Myrtle Beach Hwy 17, South Carolina -
              (unconsolidated joint venture)                                ---           64         ---
     Acquisitions/Expansions:
         Sevierville, Tennessee (wholly-owned)                              ---           64         ---
         Charter Oak portfolio (consolidated joint venture):
           Rehoboth, Delaware                                                 1          569           1
           Foley, Alabama                                                     1          536         ---
           Myrtle Beach Hwy 501, South Carolina                               1          427         ---
           Hilton Head, South Carolina                                        1          393         ---
           Park City, Utah                                                    1          301           1
           Westbrook, Connecticut                                             1          291           1
           Lincoln City, Oregon                                               1          270           1
           Tuscola, Illinois                                                  1          258           1
           Tilton, New Hampshire                                              1          228         ---
     Dispositions:
         Martinsburg, West Virginia (wholly-owned)                           (1)         (49)         (1)
         Casa Grande, Arizona (wholly-owned)                                 (1)        (185)         (1)
         Bourne, Massachusetts (managed)                                     (1)         (23)         (1)
--------------------------------------------------------------------- ------------ ------------ -----------
As of December 31, 2003                                                      40        9,330          23
--------------------------------------------------------------------- ------------ ------------ -----------

During 2003, we continued to utilize multiple sources of capital. We completed the following liquidity transactions during the year:

o In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, and contributed the net proceeds of approximately $88.0 million to the Operating Partnership in exchange for 2.3 million limited partnership units. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. The Company contributed the net proceeds of approximately $13.2 million from the exercise of the over-allotment in exchange for 345,000 limited partnership units.

o We extended the maturities of our existing four unsecured lines of credit with Bank of America, Fleet National Bank, SouthTrust Bank and Wells Fargo Bank until June 30, 2005 and increased our line of credit with Wells Fargo Bank from $10 million to $25 million. This addition brings the total capacity under our lines of credit to $100 million.

o During 2003, we purchased, at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases bring the total amount of these notes purchased in the last three years to $27.5 million. We currently have authority from our Board of Trustees to purchase an additional $22.4 million of our outstanding 7.875% senior, unsecured public notes and may, from time to time, do so at management's discretion.

o On June 20, 2003, the Company redeemed all of its outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. Since preferred units held by the Company's majority owned subsidiary, Tanger LP Trust, are to be redeemed by the Operating Partnership to the extent any Preferred Shares of the Company are redeemed, proceeds required to redeem the Company's preferred shares were funded by the Operating Partnership in exchange for the preferred units held by the Company. Likewise, preferred units are automatically converted into limited partnership units to the extent of any conversion of the Company's preferred shares into common shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date. In total, 787,008 of the Depositary Shares were converted into 709,078 common shares and the Company redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. Likewise, 787,008 preferred units were converted into 709,078 limited partnership units and the Operating Partnership redeemed the remaining 14,889 preferred units. The Operating Partnership funded the redemption, totaling approximately $372,000, from cash flows from operations.

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

Our Factory Outlet Centers

Each of our factory outlet centers carries the Tanger brand name. We believe that national manufacturers and consumers recognize the Tanger brand as one that provides factory outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, we have developed long-standing relationships with many national and regional manufacturers. Because of our established relationships with many manufacturers, we believe we are well positioned to capitalize on industry growth.

Our factory outlet centers range in size from 11,000 to 729,238 square feet of GLA and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Our centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2004, we had a diverse tenant base comprised of over 400 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Coach Leatherware and Brooks Brothers. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2003, 2002 and 2001. As of February 1, 2004, our largest tenant, including all of its store concepts, accounted for approximately 6.1% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2003. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of 2003 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

Business History

Stanley K. Tanger, the Company's founder, Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding the Company, Stanley K. Tanger and his son, Steven B. Tanger, the Company's President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc.
("Tanger/Creighton"), which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, they recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

In 1981, Stanley K. Tanger began developing successful factory outlet centers. Steven B. Tanger joined the company in 1986 and by June 1993, the Tangers had developed 17 centers with a total GLA of approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through strategic development and acquisitions.

Since entering the factory outlet business 23 years ago, we have become one of the largest owner operators of factory outlet centers in the country. As of December 31, 2003, we owned interests in 36 shopping centers, with a total GLA of approximately 8.9 million square feet, which were 96% occupied. In addition as of December 31, 2003, we managed for a fee four shopping centers, with a total GLA of approximately 434,000 square feet, bringing the total number of centers we operated to 40 with a total GLA of approximately 9.3 million square feet containing over 2,000 stores and representing over 400 store brands.

Business and Operating Strategy

Our strategy is to increase revenues through new development, selective acquisitions and expansions of factory outlet centers while minimizing our operating expenses by designing low maintenance properties and achieving economies of scale. We continue to focus on strengthening our tenant base in our centers by replacing low volume tenants with high volume premier brand name manufacturers, such as Liz Claiborne, Reebok, Tommy Hilfiger, Polo Ralph Lauren, GAP, Nautica, Coach Leatherware, Brooks Brothers, Zales and Nike.

We typically seek opportunities to develop or acquire new centers in locations that have at least 5 million people residing within an hour's drive, an average household income within a 50-mile radius of at least $35,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 45,000 cars per day. We also seek to enhance our customer base by developing centers near or at established tourist destinations. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA.

We generally prelease at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken us four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Capital Strategy

We achieve a strong and flexible financial position by: (1) managing our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extending and sequencing debt maturities, (3) managing our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintaining our liquidity by having available lines of credit and (5) preserving internally generated sources of capital by strategically divesting our underperforming assets, maintaining a conservative distribution payout ratio and reinvesting a significant portion of our cash flow into our portfolio.

We have successfully increased our distributions each of our first ten years. At the same time, we continue to have a low distribution payout ratio, defined as annual distributions as a percent of Funds From Operations ("FFO"), which for the year ended December 31, 2003, was 71%. As a result, we retained approximately $14.5 million of our 2003 FFO. A low distribution payout ratio allows us to retain capital to maintain the quality of our portfolio, as well as to develop, acquire and expand properties and reduce outstanding debt. For a discussion of FFO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations".

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. Prior to the 2002 and 2003 common share offerings of the Company, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. In September 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1,000,000 limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units.. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which was also contributed to the Operating Partnership in exchange for 345,000 limited partnership units. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $100 million at December 31, 2003, an increase of $15 million in capacity from December 31, 2002. During 2003, we extended the maturity of all lines of credit to June 30, 2005. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

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

We compete favorably with two large national developers of factory outlet centers and numerous small developers. During the last several years, the factory outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national factory outlet operators. Since 1997 the number of factory outlet centers in the United States has decreased while the average size factory outlet center has increased. During this period of consolidation, the high barriers to entry in the factory outlet industry, including the need for extensive relationships with premier brand name manufacturers, has minimized the number of new factory outlet centers. Since January 2000 only 11 new factory outlet centers have opened. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business and improve our market position.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 32 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2004, we had 207 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 32 business offices. At that date, we also employed 226 part-time employees at various locations.

Item 2. Properties

As of February 1, 2004, our portfolio consisted of 40 centers totaling 9.3 million square feet of GLA located in 23 states. We owned interests in 36 centers with a total GLA of approximately 8.9 million square feet and managed for a fee four centers with a total GLA of approximately 434,000 square feet. Our centers range in size from 11,000 to 729,238 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented more than 10% of our 2003 annual consolidated gross revenues. No center represented more than 10% of our consolidated total assets as of December 31, 2003. See "Business and Properties
- Significant Property.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 36 centers that we have ownership interests in, we own the land underlying 31 and have ground leases on five. The land on which the Pigeon Forge and Sevierville centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land parcel on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at our option for up to seven additional terms of five years each. Terms on the Riverhead Center ground lease are renewed automatically unless we give notice otherwise. The land parcel on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by us. The land parcel on which the Myrtle Beach center is located, is also subject to a ground lease with an initial term expiring in 2026, with renewal at TWMB's option for up to seven additional terms of ten years each. The land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

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

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2004.

Location of Centers (as of February 1, 2004)
                                   Number of         GLA             %
State                               Centers       (sq. ft.)        of GLA
-------------------------------- ------------- -------------- ---------------
South Carolina (1)(2)                 3            1,144,899        13
Georgia                               4              949,190        11
New York                              1              729,238        8
Texas                                 2              619,976        7
Alabama (2)                           2              615,250        7
Delaware (2)                          1              568,787        6
Tennessee                             2              513,581        6
Michigan                              2              437,651        5
Utah (2)                              1              300,602        3
Connecticut (2)                       1              291,051        3
New Hampshire (2)                     3              289,711        3
Missouri                              1              277,883        3
Iowa                                  1              277,230        3
Oregon (2)                            1              270,280        3
Illinois (2)                          1              258,114        3
Pennsylvania                          1              255,152        3
Louisiana                             1              245,199        3
Florida                               1              198,789        2
North Carolina                        2              187,702        2
Indiana                               1              141,051        2
Minnesota                             1              134,480        2
California                            1              105,950        1
Maine                                 2               84,313        1
-------------------------------- ------------- -------------- ---------------
   Total                              36           8,896,079       100
================================ ============= ============== ===============

(1) Includes one center in Myrtle Beach, SC of which we own a 50% interest through a joint venture arrangement.

(2) Includes centers from the Charter Oak portfolio acquired on December 19, 2003 of which we own a one-third interest through a joint venture arrangement.

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2004. Except as noted, all properties are fee owned.

                                                                                 Mortgage
                                                                                   Debt
                                                                               Outstanding
                                                 GLA               %          (000's) as of
                 Location                     (sq. ft.)         Occupied    December 31, 2003
-------------------------------------------- ----------- ----- ----------- ---------------------
Riverhead, NY (1)                               729,238             99                $  ---
Rehoboth, DE (1) (3)                            568,787             99                42,427
Foley, AL (3)                                   535,675             98                34,695
San Marcos, TX                                  442,486             99                37,299
Myrtle Beach 501, SC (3)                        427,472             96                24,634
Sevierville, TN (1)                             419,023            100                   ---
Hilton Head, SC (3)                             393,094             89                19,900
Commerce II, GA                                 342,556             94                29,500
Howell, MI                                      325,231            100                   ---
Myrtle Beach 17, SC (1) (2)                     324,333            100                   ---
Park City, UT (3)                               300,602             96                13,556
Westbrook, CT (3)                               291,051             91                16,108
Branson, MO                                     277,883            100                24,000
Williamsburg, IA                                277,230             96                19,064
Lincoln City, OR (3)                            270,280             92                11,202
Tuscola, IL (3)                                 258,114             78                21,739
Lancaster, PA                                   255,152             98                14,179
Locust Grove, GA                                247,454             99                   ---
Gonzales, LA                                    245,199             95                   ---
Tilton, NH (3)                                  227,966             96                13,997
Fort Meyers, FL                                 198,789             93                   ---
Commerce I, GA                                  185,750             69                 7,812
Terrell, TX                                     177,490             96                   ---
Dalton, GA                                      173,430             76                10,923
Seymour, IN                                     141,051             77                   ---
North Branch, MN                                134,480            100                   ---
West Branch, MI                                 112,420             98                 6,934
Barstow, CA                                     105,950             87                   ---
Blowing Rock, NC                                105,448             99                 9,517
Pigeon Forge, TN (1)                             94,558             88                   ---
Nags Head, NC                                    82,254            100                 6,458
Boaz, AL                                         79,575             97                   ---
Kittery I, ME                                    59,694            100                 6,216
LL Bean, North Conway, NH                        50,745            100                   ---
Kittery II, ME                                   24,619            100                   ---
Clover, North Conway, NH                         11,000            100                   ---
------------------------------------------- ------------ ----- -------- ---------------------
                                              8,896,079             95             $ 370,160
=========================================== ============ ===== ======== =====================

(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $29.5 million of construction loan debt as of December 31, 2003.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.


Lease Expirations

The following table sets forth, as of February 1, 2004, scheduled lease expirations, assuming none of the tenants exercise renewal options for our existing centers, excluding centers we manage but in which we have no ownership interests. Most leases are renewable for five year terms at the tenant's option.

                                                                                             % of Gross
                                                                                             Annualized
                                                               Average                        Base Rent
                              No. of           Approx.        Annualized      Annualized     Represented
                              Leases             GLA          Base Rent       Base Rent      by Expiring
         Year                Expiring(1)      (sq. ft.)(1)    per sq. ft.    (000's)(2)        Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2004                   337           1,341,000 (3)    $ 12.97        $17,403           14
         2005                   368           1,800,000          13.38         24,086           20
         2006                   339           1,302,000          17.14         22,304           19
         2007                   296           1,322,000          15.94         21,085           18
         2008                   264           1,149,000          17.01         19,542           16
         2009                   110             480,000          15.37          7,373            6
         2010                    28             138,000          13.53          1,864            2
         2011                    14             119,000          12.67          1,507            1
         2012                    25             206,000          11.65          2,405            2
         2013                    17              86,000          19.30          1,667            1
   2014 & thereafter             18              80,000          12.30            977            1
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,816           8,023,000        $ 14.98      $ 120,213          100
======================== =========== ======================= ========== ============== ==================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 873,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.
(3) As of February 1, 2004, approximately 449,000 square feet of the 1,790,000 square feet scheduled to expire in 2004 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.


                                                                 Renewed by Existing                 Re-leased to
                              Total Expiring                            Tenants                      New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                             % of                               % of                            % of
                            GLA            Total Center           GLA         Expiring             GLA         Expiring
     Year                (sq. ft.)            GLA               (sq. ft.)       GLA             (sq. ft.)        GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     2003                1,070,000             12                854,000           80             49,000           5
     2002                  935,000             16                819,000           88             56,000           6
     2001                  684,000             13                560,000           82             55,000           8
     2000                  690,000             13                520,000           75             68,000          10
     1999                  715,000             14                606,000           85             23,000           3


The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.

                          Renewals of Existing Leases                            Stores Re-leased to New Tenants (1)
              ----------------------------------------------------     ------------------------------------------------------
                                 Average Annualized Base Rents                            Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)
                            --------------------------------------                   ----------------------------------------
                  GLA                                       %              GLA                                         %
    Year       (sq. ft.)      Expiring         New      Increase        (sq. ft.)      Expiring          New         Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
    2003        854,000        $13.29         $13.32        --           272,000        $16.47          $17.13         4
    2002        819,000        $14.86         $15.02         1           229,000        $15.14          $15.74         4
    2001        560,000         14.08          14.89         6           269,000         14.90           16.43        10
    2000        520,000         13.66          14.18         4           303,000         14.68           15.64         7
    1999        606,000         14.36         14.36         --           241,000         15.51           16.57         7
---------------------

(1) The square footage released to new tenants for2003, 2002, 2001, 2000 and 1999 contains 49,000, 56,000, 55,000, 68,000 and 23,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our existing centers, excluding centers we manage but in which we have no ownership interests.


                                     Occupancy Costs as a
                Year                   % of Tenant Sales
    ------------------------------ --------------------------
                2003                           7.4
                2002                           7.2
                2001                           7.1
                2000                           7.4
                1999                           7.8

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of February 1, 2004 for our existing centers, excluding centers we manage but in which we have no ownership interests.

                                                 Number         GLA            % of Total
Tenant                                         of Stores     (sq. ft.)            GLA
--------------------------------------------- ------------- ------------- ---------------------
The Gap, Inc.:
     GAP                                           25          227,554           2.6
     Old Navy                                      16          231,801           2.6
     Banana Republic                               10           80,853           0.9
     Baby Gap                                       1            3,885           ---
     Gap Kids                                       1            3,142           ---
                                              -------- ---------------- -----------------------
                                                   53          547,235           6.1

Phillips-Van Heusen Corporation:
     Bass Shoe                                     31          206,273           2.3
     Van Heusen                                    30          128,847           1.4
     Geoffrey Beene Co. Store                      19           72,984           0.8
     Izod                                          16           40,480           0.5
                                              -------- ---------------- -----------------------
                                                   96          448,584           5.0
Liz Claiborne:
     Liz Claiborne                                 34          320,778           3.6
     Elizabeth                                      7           24,284           0.3
     DKNY Jeans                                     3            8,820           0.1
     Special Brands By Liz Claiborne                3            7,850           0.1
     Dana Buchman                                   3            6,975           0.1
     Claiborne Mens                                 2            4,897           0.1
                                              -------- ---------------- -----------------------
                                                   52          373,604           4.3

VF Factory Outlet:
        VF Factory Outlet, Inc                      7          184,122           2.1
        Nautica Factory Store                      25          106,441           1.2
        Nautica Jeans Co. Outlet                    1            4,500           0.1
                                              -------- ---------------- -----------------------
                                                   33          295,063           3.4

Reebok International, Ltd.:
     Reebok                                        28          239,102           2.7
     Rockport                                       4           11,900           0.1
     Greg Norman                                    1            3,000           ---
                                              -------- ---------------- -----------------------
                                                   33          254,002           2.8

Dress Barn Inc.                                    32          226,729           2.5

Polo Ralph Lauren:
     Polo Ralph Lauren                             19          160,604           1.8
     Polo Jeans                                     4           15,000           0.2
                                              -------- ---------------- -----------------------
                                                   23          175,604           2.0

Brown Group Retail, Inc:
     Factory Brand Shoe                            24          140,124           1.6
     Naturalizer                                   11           28,784           0.3
                                              -------- ---------------- -----------------------
                                                   35          168,908           1.9

Sara Lee Corporation:
     L'eggs, Hanes, Bali                           34          152,238           1.7
     Socks Galore                                   7            9,290           0.1
                                              -------- ---------------- -----------------------
                                                   41          161,528           1.8

Nike                                               11          160,078           1.8
                                              -------- ---------------- -----------------------

--------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table              409        2,811,335           31.6
============================================= ======== ================ =======================

Significant Property

The center in Riverhead, New York is our only center that comprises more than 10% of our consolidated total gross revenues for the year ended December 31, 2003. No center represents more than 10% of our consolidated total assets as of December 31, 2003. The Riverhead center represented 21% of our consolidated gross revenue for the year ended December 31, 2003. The Riverhead center was originally constructed in 1994 and now totals 729,238 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2003, 2002 and 2001 was 100%, 100% and 99%. Average annualized base rental rates during 2003, 2002 and 2001 were $20.90, $19.71 and $18.68 per weighted average GLA, respectively.

Depreciation on the Riverhead center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 2003, the net federal tax basis of this center was approximately $76.6 million. Real estate taxes assessed on this center during 2003 amounted to $3.6 million. Real estate taxes for 2004 are estimated to be approximately $3.9 million.

The following table sets forth, as of February 1, 2004, scheduled lease expirations at the Riverhead center assuming that none of the tenants exercise renewal options:

                                                                                                        % of Gross
                                                                                                        Annualized
                                                                                                        Base Rent
                                No. of                                Annualized      Annualized        Represented
                                Leases             GLA                Base Rent       Base Rent        by Expiring
 Year                          Expiring (1)     (sq. ft.)(1)          per sq. ft.      (000) (2)          Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2004                               17                74,000            $ 19.58         $ 1,450              10
2005                               16                80,000              22.09           1,765              13
2006                               12                44,000              23.49           1,043               7
2007                               52               192,000              23.23           4,450              31
2008                               30               118,000              22.93           2,702              19
2009                               16                96,000              15.03           1,441              10
2010                              ---                   ---                ---             ---             ---
2011                                2                31,000              12.69             394               3
2012                                2                20,000               6.00             117               1
2013                                3                35,000              19.02             673               5
2014 and thereafter                 2                 9,000              15.35             146               1
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             152               699,000            $ 20.29        $ 14,181              100
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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:


NAME                        AGE  POSITION
--------------------------  ---  -----------------------------------------------

Stanley K. Tanger.........  80   Founder, Chairman of the Board of Directors and
                                    Chief Executive Officer
Steven B. Tanger..........  55   Director, President and Chief Operating Officer
Rochelle G. Simpson ......  64   Secretary and Executive Vice President -
                                     Administration and Finance
Willard A. Chafin, Jr.....  66   Executive Vice President - Leasing,
                                     Site Selection, Operations and Marketing
Frank C. Marchisello, Jr..  45   Executive Vice President -
                                     Chief Financial Officer
Joseph H. Nehmen..........  55   Senior Vice President - Operations
Carrie A. Warren..........  41   Senior Vice President - Marketing
Virginia R. Summerell.....  45   Treasurer and Assistant Secretary
Kevin M. Dillon...........  45   Vice President - Construction and Development
Lisa J. Morrison..........  44   Vice President - Leasing

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

     Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003. Previously he held the position of Senior Vice President and Chief Financial Officer since January 1999. He was named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

There is no established public trading market for our Units. As of December 31, 2003, the Company's wholly-owned subsidiaries owned 12,960,643 Units and TFLP owned 3,033,305 Units as a limited partner.

We made distributions per partnership unit during 2003 and 2002 as follows:

                                              2003               2002
 ----------------------------------- -------------- --------------------
 First Quarter                            $  .6125           $  .6100
 Second Quarter                              .6150              .6125
 Third Quarter                               .6150              .6125
 Fourth Quarter                              .6150              .6125
 ----------------------------------- ---------------- ------------------
                                          $ 2.4575           $ 2.4475
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

Item 6.  Selected Financial Data

                                                  2003           2002            2001          2000           1999
------------------------------------------ ------------- ------------- -------------- ------------- ----------------
                                                       (In thousands, except per unit and center data)
OPERATING DATA
  Total revenues                           $   121,972    $   110,809     $   105,497   $   102,999  $    99,954
  Operating income                              43,052         38,762          37,090        37,001       39,492
  Income from continuing operations             16,444         10,694           6,618         9,436       14,908
  Net income                                    16,399         14,280           9,154         5,268       20,866

------------------------------------------ -------------- --------------- ------------- ------------ --------------

UNIT DATA
  Basic:
     Income from continuing operations     $      1.20    $       .79     $       .44   $       .70  $      1.19
     Net income                            $      1.19    $      1.11     $       .67   $       .32  $      1.74
     Weighted average units                     13,085         11,356          10,959        10,928       10,894
  Diluted:
     Income from continuing operations     $      1.18    $       .77     $       .44   $       .69  $      1.19
     Net income                            $      1.17    $      1.08     $       .67   $       .31  $      1.74
     Weighted average units                     13,300         11,539          10,979        10,953       10,904
  Distributions paid                       $      2.46    $      2.45     $      2.44   $      2.43  $      2.42

------------------------------------------ -------------- --------------- ------------- ------------ --------------

BALANCE SHEET DATA
  Real estate assets, before depreciation  $ 1,078,533    $   622,399     $   599,266   $   584,928  $   566,216
  Total assets                                 986,815        477,380         476,079       487,273      489,851
  Debt                                         540,319        345,005         358,195       346,843      329,647
  Total partners' equity                       206,600        114,265          97,877       117,974      141,054

------------------------------------------ -------------- --------------- ------------- ------------ --------------

OTHER DATA
  Cash flows provided by (used in):
     Operating activities                  $    44,818    $    39,175     $    44,616   $    38,420  $    43,169
     Investing activities                  $  (325,293)   $   (26,363)    $   (23,269)  $   (25,815) $   (45,959)
     Financing activities                  $   289,271    $   (12,247)    $  (21,476)   $   (12,474) $    (3,043)
  Funds from operations (1)                $    47,039    $    41,695     $    37,430   $    38,203  $    41,328
  Gross Leasable Area Open:
     Wholly-owned                                5,299          5,469           5,332         5,179        5,149
     Partially-owned (consolidated)              3,273            ---             ---           ---          ---
     Partially-owned (unconsolidated)              324            260             ---           ---          ---
     Managed                                       434            457             105           105          105
------------------------------------------ -------------- --------------- ------------- ------------ --------------
  Total GLA open at end of period                9,330          6,186           5,437         5,284        5,254
  Number of centers:
     Wholly-owned                                   26             28              29            29           31
     Partially-owned (consolidated)                  9            ---             ---           ---          ---
     Partially-owned (unconsolidated)                1              1             ---           ---          ---
     Managed                                         4              5               3             3            3
------------------------------------------ -------------- --------------- ------------- ------------ --------------
Total outlet centers in operation                   40             34              32            32           34
-----------------------

(1)  Funds from Operations ("FFO") is defined as net income (loss),  computed in
     accordance   with  generally   accepted   accounting   principles,   before
     extraordinary  items and gains  (losses) on sale or disposal of depreciable
     operating   properties,   plus   depreciation  and  amortization   uniquely
     significant  to  real  estate  and  after  adjustments  for  unconsolidated partnerships and joint ventures. For a complete discussion of FFO, see Item
     7 "Management's  Discussion and Analysis of Financial Condition and Results
     of Operations - Funds from Operations".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

The discussion of our results of operations reported in the consolidated statements of operations compares the years ended December 31, 2003 and 2002, as well as December 31, 2002 and 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

o    demographic changes;

o our ability to sustain, manage or forecast our growth and operating results;

o existing government regulations and changes in, or the failure to comply with, government regulations;

o    adverse publicity;

o    liability and other claims asserted against us;

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

o    changes in business strategy or development plans;

o    business disruptions;

o    the ability to attract and retain qualified personnel;

o    the ability to realize planned costs savings in acquisitions; and

o    retention of earnings.

General Overview
In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors
("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee.

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the Company's issuance of 2.3 million common shares at $40.50 per share which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units and we expect that the transaction will be accretive to our operating results in 2004. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At December 31, 2003, we had ownership interests in or management responsibilities for 40 centers in 23 states totaling 9.3 million square feet of operating GLA compared to 34 centers in 21 states totaling 6.2 million square feet of operating GLA as of December 31, 2002. The increase is due to the following events:

                                                                                  No.
                                                                                  of             GLA
                                                                                Centers        (000's)    States
--------------------------------------------------------------------- ------ ------------ ------------ -----------
As of December 31, 2002                                                               34        6,186          21
--------------------------------------------------------------------- ------ ------------ ------------ -----------
     New development expansion:
         Myrtle Beach Hwy 17, South Carolina -
             (unconsolidated joint venture)                                          ---           64         ---
     Acquisitions/Expansions:
         Sevierville, Tennessee (wholly-owned)                                       ---           64         ---
         Charter Oak portfolio (consolidated joint venture):
           Rehoboth, Delaware                                                          1          569           1
           Foley, Alabama                                                              1          536         ---
           Myrtle Beach Hwy 501, South Carolina                                        1          427         ---
           Hilton Head, South Carolina                                                 1          393         ---
           Park City, Utah                                                             1          301           1
           Westbrook, Connecticut                                                      1          291           1
           Lincoln City, Oregon                                                        1          270           1
           Tuscola, Illinois                                                           1          258           1
           Tilton, New Hampshire                                                       1          228         ---
     Dispositions:
         Martinsburg, West Virginia (wholly-owned)                                    (1)         (49)         (1)
         Casa Grande, Arizona (wholly-owned)                                          (1)        (185)         (1)
         Bourne, Massachusetts (managed)                                              (1)         (23)         (1)
--------------------------------------------------------------------- ------ ------------ ------------ -----------
As of December 31, 2003                                                               40        9,330          23
--------------------------------------------------------------------- ------ ------------ ------------ -----------

Results of Operations

A summary of the operating results for the years ended December 31, 2003, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

The results of operations for 2003, 2002 and 2001 related to properties sold since December 31, 2001 are excluded from the table below in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("FAS 144"). FAS 144 requires that results of operations and gain/(loss) on sales of real estate that have separable, identifiable cash flows for properties sold subsequent to December 31, 2001 be reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented.


                                                                   2003           2002            2001
--------------------------------------------------------- -------------- -------------- ---------------
GLA open at end of period (000's)
     Wholly owned                                                 5,299          5,469           5,332
     Partially owned consolidated (1)                             3,273            ---             ---
     Partially owned unconsolidated (2)                             324            260             ---
     Managed                                                        434            457             105
--------------------------------------------------------- -------------- -------------- ---------------
Total GLA at end of period (000's)                                9,330          6,186           5,437
Weighted average GLA (000's) (1) (3)                              5,393          5,011           4,877
Occupancy percentage at end of period (4)                           96%            98%             96%
   Per square foot data
Revenues
   Base rentals                                                 $ 15.02        $ 14.79         $ 14.62
   Percentage rentals                                               .59            .71             .56
   Expense reimbursements                                          6.34           5.96            5.89
   Other income                                                     .66            .65             .56
--------------------------------------------------------- -------------- -------------- ---------------
     Total revenues                                               22.61          22.11           21.63
--------------------------------------------------------- -------------- -------------- ---------------
Expenses
   Property operating                                              7.46           6.96            6.73
   General and administrative                                      1.78           1.84            1.68
   Depreciation and amortization                                   5.40           5.58            5.61
--------------------------------------------------------- -------------- -------------- ---------------
     Total expenses                                               14.64          14.38           14.02
--------------------------------------------------------- -------------- -------------- ---------------
Operating income                                                   7.97           7.73            7.61
   Interest expense                                                4.91           5.68            6.25
--------------------------------------------------------- -------------- -------------- ---------------
Income before equity in earnings of unconsolidated
   joint ventures and discontinued operations                   $  3.06        $  2.05         $  1.36
--------------------------------------------------------- -------------- -------------- ---------------

(1) Includes nine centers totaling 3,273,041 square feet of which we own a one-third interest through a joint venture arrangement but consolidate for financial reporting purposes under FIN 46.
(2) Includes one center totaling 324,333 square feet of which we own a 50% interest through a joint venture arrangement.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.
(4) Represents occupancy only at centers in which we have an ownership interest.

2003 Compared to 2002

Base rentals increased $6.9 million, or 9%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the full year effect of the acquisition of our Howell, Michigan center in September 2002 along with our acquisition of additional GLA in January 2003 at our Sevierville, Tennessee center and subsequent expansion at that center in the summer of 2003. Also, in December 2003, through a joint venture of which we own a one-third interest, we completed the acquisition of nine properties in the Charter Oak portfolio which are consolidated for financial reporting purposes. Base rent per weighted average GLA increased by $.23 per square foot from $14.79 per square foot in the 2002 period to $15.02 per square foot in the 2003 period. The increase was attributable to the average initial base rent for new stores opened during 2003, $18.83, being 11.7% higher than the average base rent of $16.86 for stores closed during 2003. The overall portfolio occupancy at December 31, 2003 decreased 2% from 98% to 96% due to the acquired properties having a lower occupancy rate, 94%, than our portfolio, 97%, just prior to the acquisition. One center experienced a negative occupancy trend of at least 10% from December 31, 2002 to December 31, 2003.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $362,000 or 10%, and on a weighted average GLA basis, decreased $.12 per square foot in 2003 compared to 2002 from $.71 per square foot to $.59 per square foot. Reported same-space sales per square foot for the twelve months ended December 31, 2003 were $301 per square foot, a 2.3% increase over the prior year ended December 31, 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. However, many tenants' breakpoints are adjusted along with their base rent upon renewal, resulting in a reduction in percentage rentals, but an increase in base rentals.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 85% in 2003 from 86% in 2002 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income increased $300,000, or 9%, in 2003 compared to 2002 primarily due to increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $5.4 million, or 15%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.50 per square foot from $6.96 to $7.46. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in late September 2002 and the acquisition and expansion in our Sevierville, Tennessee center during 2003 as well as portfolio wide increases in advertising, common area maintenance and property taxes.

General and administrative expenses increased $337,000, or 4%, in the 2003 period as compared to the 2002 period. The increase is primarily due to normal increases in salaries and payroll taxes offset by a decrease in bad debt expense as compared to the prior year. Also, as a percentage of total revenues, general and administrative expenses were 8% in both the 2003 and 2002 periods and, on a weighted average GLA basis, decreased $.06 per square foot from $1.84 per square foot in the 2002 period to $1.78 per square foot in the 2003 period.

Interest expense decreased $2.0 million during 2003 as compared to 2002 due primarily to lower average interest rates during 2003 and a decrease in the overall debt level due to the use of the proceeds from the exercise of 890,540 share and unit options during the year to reduce outstanding debt. Also, during 2003, we purchased, at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases bring the total amount of these notes purchased in the last three years to $27.5 million. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit had a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $5.58 per square foot in the 2002 period to $5.40 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $427,000 in the 2003 period compared to the 2002 period due to the TWMB Associates, LLC ("TWMB") outlet center in Myrtle Beach, South Carolina being open for a full year in 2003 compared to six months in 2002, as the center opened in June 2002 and an expansion of 64,000 square feet that occurred in 2003.

The decrease in discontinued operations is due to the gains on sales of our Ft. Lauderdale, Florida and Bourne, Massachusetts centers and the leased outparcels of land in Seymour, Indiana and Casa Grande, Arizona, all of which were sold in the 2002 period. In 2003, only the Martinsburg, West Virginia and Casa Grande, Arizona centers were sold and included in discontinued operations.

2002 Compared to 2001

Base rentals increased $2.8 million, or 4%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the full nine months effect of an expansion at our San Marcos, TX center which we completed during the fourth quarter of 2001 and the acquisition of our Howell, Michigan center in September 2002. Base rent per weighted average GLA increased by $.17 per square foot from $14.62 per square foot in the 2001 period compared to $14.79 per square foot in the 2002 period. The increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average and an increase of 2% in average base rent per square foot on approximately 1.0 million square feet renewed or re-tenanted during 2002. While the overall portfolio occupancy at December 31, 2002 increased 2% from 96% to 98% compared with the prior year end, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals increased $834,000 or 31%, and on a weighted average GLA basis, increased $.15 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the twelve months ended December 31, 2002 were $294 per square foot, a 1.4% increase over the prior year ended December 31, 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. Reported tenant sales for 2002 for all Tanger Outlet Centers reached a record level of $1.5 billion.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 86% in 2002 from 88% in 2001 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income increased $526,000, or 19%, in 2002 compared to 2001 primarily due to gains on sales of outparcels of land in 2002 included in other income, increases in vending and other miscellaneous income and the recognition of management, leasing and development fee revenue from our TWMB Associates, LLC ("TWMB") joint venture.

Property operating expenses increased by $2.0 million, or 6%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, increased $.23 per square foot from $6.73 to $6.96. The increase is the result of increased costs in marketing, common area maintenance, real estate taxes, property insurance, and other non-reimbursable expenses.

General and administrative expenses increased $1.0 million, or 12%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 8% in both the 2002 and 2001 periods and, on a weighted average GLA basis increased $.16 per square foot from $1.68 per square foot in the 2001 period to $1.84 per square foot in the 2002 period.

Interest expense decreased $2.0 million during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in the overall debt level due to the use of a portion of the proceeds received from the Company's equity offering during the year to reduce outstanding debt. Also, beginning in the fourth quarter of 2001 and continuing through 2002, we purchased, primarily at par, approximately $24.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit had a lower interest rate.

Depreciation and amortization per weighted average GLA decreased slightly from $5.61 per square foot in the 2001 period to $5.58 per square foot in the 2002 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $392,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, South Carolina outlet center by TWMB in June of 2002.

The increase in discontinued operations is due to the gains on sales of our Ft. Lauderdale, Florida and Bourne, Massachusetts centers and the leased outparcels of land in Seymour, Indiana and Casa Grande, Arizona, all of which were sold in the 2002 period.

Liquidity and Capital Resources

Net cash provided by operating activities was $44.8, $39.2 and $44.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in cash provided from operating activities from 2002 to 2003 is primarily due to the increase in income after adjustments for non-cash items and changes in accounts payable and accrued expenses and other assets as well as a decrease of $2.0 million in interest expense. The increase in other assets is due primarily to the cash paid for the ground lease at the Rehoboth Beach, Delaware center acquired in December 2003. The decrease from 2001 to 2002 is due to changes in accounts payable and accrued expenses and other assets. Net cash used in investing activities amounted to $325.3, $26.4 and $23.3 million during 2003, 2002 and 2001, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. Cash provided by (used in) financing activities of $289.3, ($12.2) and ($21.5) million in 2003, 2002 and 2001, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in distributions paid during 2003, 2002 and 2001. Also, the increase in cash provided by financing activities in 2003 compared to 2002 is due primarily to the contribution by Blackstone related to COROC and the increase in net proceeds from the issuance by the Company of common shares in 2003 compared to 2002, which were contributed to the Operating Partnership in exchange for limited partnership units. In 2003, 2,300,000 common shares were issue by the Company versus 1,000,000 common shares in 2002. Also, approximately 763,000 more share and unit options were exercised in 2003 versus 2002.

Acquisitions and Dispositions

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous to our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter and opened 100% occupied. The cost of the expansion was approximately $4 million. The Sevierville center now totals approximately 419,000 square feet.

In May 2003, we completed the sale of our 49,000 square foot property located in Martinsburg, West Virginia. Net proceeds received from the sale of this property were approximately $2.1 million. As a result of the sale, we recognized a loss on sale of real estate of approximately $735,000, which is included in discontinued operations.

In October 2003, we completed the sale of our 185,000 square foot property located in Casa Grande, Arizona. Net proceeds received from the sale of this property were approximately $6.6 million. As a result of the sale, we recognized a gain on sale of real estate of approximately $588,000.

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in the fourth quarter of 2005.

Joint Ventures

COROC HOLDINGS, LLC

On December 19, 2003, COROC, a joint venture in which we have a one-third ownership interest and consolidate for financial reporting purposes under the provisions of Financial Accountings Standards Board Interpretation No. 46 ("FIN 46"), purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our share of the equity required for the transaction through proceeds from the Company's issuance of 2.3 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. These proceeds were contributed to us by the Company in exchange for 2.3 million limited partnership units. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003. The acquisition of the Charter Oak portfolio solidifies our position in the outlet industry. In addition, the centers acquired provide an excellent geographic fit, a diversified tenant portfolio and are in line with our strategy of creating an increased presence in high-end resort locations.

We will have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We will provide operating, management, leasing and marketing services to the properties and will earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We may also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone shall have the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

After an initial 42-month lock-up period, either party can enter into an agreement for the sale of the Charter Oak portfolio, subject to a right of first offer of the other party to acquire the entire portfolio.

During the operation of the joint venture, Blackstone will receive a preferred cash distribution of 10% on their invested capital. We will then receive a preferred cash distribution of 10% on our invested capital. Any remaining cash flows from ongoing operations will be distributed one-third to Blackstone and two-thirds to us.

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution, if any. We will then receive an unpaid preferred cash distribution, if any. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

TWMB ASSOCIATES, LLC

In September 2001, we established the TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate a Tanger Outlet center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

During 2003, we completed our 64,000 square foot second phase. The second phase cost approximately $6.0 million. The Company and Rosen-Warren each contributed approximately $1.1 million each toward the second phase which contains 22 additional brand name outlet tenants.

In addition, TWMB is currently underway with a 79,000 square foot third phase expansion of the Myrtle Beach center with an estimated cost of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. The Company and Rosen-Warren each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. Upon completion of this third phase in 2004, TWMB's Myrtle Beach center will total 403,000 square feet. At December 31, 2003, commitments for construction of the third phase expansion amounted to $9.6 million. Commitments for construction represent only those costs contractually required to be paid by TWMB.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of December 31, 2003 the construction loan had a balance of $29.5 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

Either partner in TWMB has the right to initiate the sale or purchase of the other party's interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either Rosen-Warren or we enact this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach area.

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

Each of the three members made an equity contribution of $1.6 million. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Fleet Bank due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. Deer Park's Fleet loan incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three parties. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consists of the sale of the property to Deer Park for $29 million which is being leased back to the seller under a 24 month operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

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

Preferred Share Redemption

On June 20, 2003, the Company redeemed all of its outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. Since preferred units held by the Company's majority owned subsidiary, Tanger LP Trust, are to be redeemed by the Operating Partnership to the extent any Preferred Shares of the Company are redeemed, proceeds required to redeem the Company's preferred shares were funded by the Operating Partnership in exchange for the preferred units held by the Company. Likewise, preferred units are automatically converted into limited partnership units to the extent of any conversion of the Company's preferred shares into common shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date. In total, 787,008 of the Depositary Shares were converted into 709,078 common shares and the Company redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. Likewise, 787,008 preferred units were converted into 709,078 limited partnership units and the Operating Partnership redeemed the remaining 14,889 preferred units. The Operating Partnership funded the redemption, totaling approximately $372,000, from cash flows from operations.

Financing Arrangements

During 2003, we purchased, at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases bring the total amount of these notes purchased in the last three years to $27.5 million. We currently have authority from our Board of Trustees to purchase an additional $22.4 million of our outstanding 7.875% senior, unsecured public notes and may, from time to time, do so at management's discretion.

At December 31, 2003, approximately 31% of our outstanding long-term debt represented unsecured borrowings and approximately 33% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the years ended December 31, 2003 and 2002 was 7.6% and 8.1%, respectively.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. Prior to the 2002 and 2003 common share offerings of the Company, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. In September 2002, the Company completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1,000,000 limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units.. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which was also contributed to the Operating Partnership in exchange for limited partnership units. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $100 million at December 31, 2003, an increase of $15 million in capacity from December 31, 2002. During 2003, we extended the maturity of all lines of credit to June 30, 2005. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status with Real Estate Investment Trust ("REIT") requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2003 (in thousands):

Contractual Obligations                     2004        2005       2006        2007        2008      Thereafter
                                       ---------   ---------  ----------  ---------- ----------  --------------
Debt                                      $53,530    $49,253     $59,410     $6,344    $274,430        $ 85,500
Operating leases                            2,941      2,855       2,768      2,675       2,402          87,556
-------------------------------------- ----------- ---------- ----------- ---------- ----------- ---------------
                                          $56,471    $52,108     $62,178     $9,019    $276,832        $173,056
-------------------------------------- ----------- ---------- ----------- ---------- ----------- ---------------

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

The following table details our commercial commitments as of December 31, 2003 (in thousands):

Commercial Commitments                                               2005
                                                                 --------
Lines of credit                                                  $ 77,350
Unconsolidated joint venture construction commitments               9,618
Unconsolidated joint venture guarantees                            55,200
---------------------------------------------------------- ---------------
                                                                $ 142,168
---------------------------------------------------------- ---------------

We currently maintain four unsecured, revolving credit facilities with major national banking institutions, totaling $100 million. As of December 31, 2003 amounts outstanding under these credit facilities totaled $22.65 million. All four credit facilities expire in June 2005.

We are party to a joint and several guarantee with respect to the $36.2 million construction loan obtained by TWMB. We are also party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park. We are only responsible for a guarantee equal to our ownership interest percentage of one-third. See "Joint Ventures" section above for further discussion of the guarantees.

Related Party Transactions

As noted above in "Unconsolidated Joint Ventures", we are a 50% owner of the TWMB joint venture. TWMB pays us management, leasing and development fees for services provided to the joint venture. During 2003 and 2002, we recognized approximately $174,000 and $74,000 in management fees, $214,000 and $259,000 in leasing fees and $9,000 and $76,000 in development fees.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

To manage our exposure to interest rate changes, we negotiate long-term fixed rate debt instruments and from time to time enter into interest rate swap agreements. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 2003, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2003, TWMB would have paid approximately $165,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $129,000 to approximately $294,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's Balance Sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2003 was $571.5 million while the recorded value was $540.3 million, respectively. A 1% increase from prevailing interest rates at December 31, 2003 would result in a decrease in fair value of total long-term debt by approximately $10.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Critical Accounting Policies

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. Under the provisions of FIN 46, we are considered the primary beneficiary of our joint venture, COROC. Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements.

In January of 2003, the FASB issued FIN 46 which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003 and we will apply its provisions to any variable interests in variable interest entities existing as of January 31, 2003 as of March 31, 2004 and thereafter. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated Deer Park, which was created after January 31, 2003 (Note 5) and have determined that under the current facts and circumstances we will not be required to consolidate this entity under the provisions of FIN 46. We are in the process of evaluating TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, which was created prior to January 31, 2003 (Note 5) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture, $41.9 million, is equal to our investment in the joint venture, $5.7 million, and our obligation under our joint and several guarantee of TWMB's debt, $36.2 million.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation expense may be significantly understated or overstated.

Cost Capitalization

We capitalize all fees and costs incurred to initiate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalized is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the estimated average minimum lease term.

We capitalize all costs incurred for the construction and development of properties, including certain general and overhead costs. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable.

If we incorrectly estimate the amount of costs to capitalize, our financial condition and results of operations could be adversely affected.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2003.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue over the remaining lease term, as adjusted to reflect the early termination date.

Funds from Operations

Funds from Operations ("FFO"), represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude GAAP historical cost depreciation of real estate, which assumes that the value of real estate assets diminish ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, any of which present FFO when reporting their results. FFO is widely used by us and others in our industry to evaluate and price potential acquisition candidates. The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance. In addition, our employment agreements with certain members of management base bonus compensation on our FFO performance.

FFO has significant limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

o FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

o FFO does not reflect changes in, or cash requirements for, our working capital needs;

o Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

o FFO may reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and

o Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the Statements of Cash Flow included in our consolidated financial statements.

Below is a calculation of FFO for the years ended December 31, 2003, 2002 and 2001 as well as other data for those respective periods (in thousands):


                                                                       2003           2002         2001
-------------------------------------------------------------- ------------- -------------- ------------
Funds from Operations:
Net income                                                         $ 16,399       $ 14,280     $  9,154
Adjusted for:
   Minority interest adjustment - consolidated joint venture           (33)            ---          ---
   Depreciation and amortization
     attributable to discontinued operations                            572          1,048        1,232
   Depreciation and amortization uniquely significant
     to real estate - consolidated                                   28,853         27,647       27,044
   Depreciation and amortization uniquely significant
     to real estate - unconsolidated joint venture                    1,101            422          ---
   Loss (Gain) on sale or disposal of real estate                       147        (1,702)          ---
-------------------------------------------------------------- ------------- -------------- ------------
Funds from operations (1)                                          $ 47,039       $ 41,695     $ 37,430
-------------------------------------------------------------- ------------- -------------- ------------
Weighted average units outstanding (2)                               13,625         12,262       11,707
-------------------------------------------------------------- ------------- -------------- ------------

(1) For the year ended December 31, 2002 includes $728 in gains on sales of outparcels of land.

(2) Assumes the preferred units of the Operating Partnership and unit options are all converted to limited partnership units.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"), effective at the beginning of the first interim period beginning after June 15, 2003. The FASB initiated its liabilities and equity project in response to concerns regarding the current balance sheet classifications of certain financial instruments. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. We adopted this statement effective July 1, 2003, and it had no impact on our results of operations or financial position.

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

During 2004, we have approximately 1,790,000 square feet or 20% of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 80% of the 1,070,000 square feet that came up for renewal in 2003 with the existing tenants at an average base rental rate approximately equal to the expiring rate. We also re-tenanted 272,000 square feet during 2003 at a 4% increase in the average base rental rate.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 449,000, or 25%, of the square feet scheduled to expire in 2004 as of February 1, 2004. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2003, occupancy at our portfolio of centers in which we have an ownership interest decreased 2% from 98% to 96% compared to December 31, 2002 due to the acquired properties having a lower occupancy rate, 94%, than our original Tanger portfolio, 97%, just prior to the acquisition. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 8. Financial Statements and Supplementary Data

The  information  required by this Item is set forth at the pages  indicated  in
Item 14(a) below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer and Assistant Secretary, Frank C. Marchisello Jr., of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information concerning our Company Code of Ethics required by this Items is incorporated by reference to the Company's Proxy statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

     The following table provides information as of December 31, 2003 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

                                                                                                   (c)
                                                                                                Number of
                                                                                          Securities Remaining
                                                (a)                       (b)             Available for Future
                                       Number of Securities to     Weighted  Average      Issuance Under Equity
                                       be Issued Upon  Exercise    Exercise Price of      Compensation Plans
                                       of Outstanding Options,    Outstanding Options,   (Excluding Securities
Plan Category                          Warrants and Rights        Warrants and Rights    Reflected in Column (a))
-------------                          -------------------------  -------------------- -------------------------

Equity compensation plans approved           427,560                   $25.44                     730,800
by security holders

Equity compensation plans not
approved by security holders                   ---                       ---                        ---

Total                                        427,560                   $25.44                     730,800

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Auditors                             F-1
         Consolidated Balance Sheets-December 31, 2003 and 2002     F-2
         Consolidated Statements of Operations-
            Years Ended December 31, 2003, 2002 and 2001            F-3
         Consolidated Statements of Partners' Equity-
            For the Years Ended December 31, 2003, 2002 and 2001    F-4
         Consolidated Statements of Cash Flows-
            Years Ended December 31, 2003, 2002 and 2001            F-5
          Notes to Consolidated Financial Statements                F-6 to F-21

     2.  Financial Statement Schedule

         Schedule III
            Report of Independent Auditors                          F-22
            Real Estate and Accumulated Depreciation                F-23 to F-24

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.   Exhibits

     Exhibit No.                                       Description

        2.1 Purchase and Sale Agreement between COROC Holdings, LLC and various entities dated October 3, 2003. (Note 13)

        3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 8)

        3.3A Amendment No. 1 to Tanger Properties Limited Partnership Amended and Restated Agreement of Limited Partnership, dated September 10, 2002. (Note 11)

       10.1     Amended and Restated Unit Option Plan. (Note 6)

       10.1A    First Amendment to the Amended and Restated Unit Option Plan.

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

       10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 6)

       10.6A Amended Employment Agreement for Steven B. Tanger, as of January 1, 2001. (Note 10)

       10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2002. (Note 10)

       10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 2002. (Note 10)

       10.9     Not applicable.

       10.10    Amended  and  Restated   Employment   Agreement   for  Frank  C.
                Marchisello, Jr., as of July 1, 2003. (Note 12)

       10.11 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 1)

       10.11A Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 3)

       10.11B Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger.

       10.11C Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger.

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

       21.1     List of Subsidiaries.

       23.1     Consent of PricewaterhouseCoopers LLP.

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

     12. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

     13. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.

     (b)  Reports on Form 8-K

          December 8, 2003 8-K - We filed a Current Report on Form 8-K dated December 8, 2003 to announce the formation of a joint venture, COROC Holdings, L.L.C. ("COROC"), with an affiliate of Blackstone Real Advisors ("Blackstone") to acquire The Charter Oak Partners' Portfolio.

          December 12, 2003 8-K/A - We filed a Current Report on Form 8-K amending the pro forma information previously included under Item 7
          (b) in our Current Report on Form 8-K, dated December 8, 2003 in order to reflect the actual offering price of the Company's common share offering which priced on December 10, 2003.

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

                                  TANGER PROPERTIES LIMITED PARTNERSHIP

                                  By: Tanger GP Trust, its sole general partner

                                  By:/s/Stanley K. Tanger
                                  Stanley K. Tanger
                                  Chairman of the Board and
                                  Chief Executive Officer

March   11  , 2004
      ------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                             Date

/s/Stanley K. Tanger          Chairman of the Board and Chief   March 11, 2004
----------------------------
Stanley K. Tanger             Executive Officer (Principal
                              Executive Officer)

/s/Steven B. Tanger           Trustee and President             March 11, 2004
----------------------------
Steven B. Tanger

/s/Frank C. Marchisello, Jr.  Trustee and Treasurer             March 11, 2004
----------------------------
Frank C. Marchisello, Jr.     (Principal Financial and
                              Accounting Officer)

/s/Jack Africk                Trustee                           March 11, 2004
----------------------------
Jack Africk

/s/William G. Benton          Trustee                           March 11, 2004
----------------------------
William G. Benton

/s/Thomas E. Robinson         Trustee                           March 11, 2004
----------------------------
Thomas E. Robinson

REPORT OF INDEPENDENT AUDITORS






To the Partners of
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 4, the Operating Partnership adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December
2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" for entities created after January 31, 2003.

/s/ PricewaterhouseCoopers LLP

Raleigh, NC
March 5, 2004


                         TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)

                                                                                      December 31,
                                                                                   2003         2002
---------------------------------------------------------------------------------------------------------

ASSETS
  Rental Property
    Land                                                                          $ 119,833     $ 51,274
    Buildings, improvements and fixtures                                            958,720      571,125
---------------------------------------------------------------------------------------------------------
                                                                                  1,078,553      622,399
    Accumulated depreciation                                                       (192,698)    (174,199)
---------------------------------------------------------------------------------------------------------
    Rental property, net                                                            885,855      448,200
  Cash and cash equivalents                                                           9,864        1,068
  Deferred charges, net                                                              68,568       10,104
  Other assets                                                                       22,528       18,008
---------------------------------------------------------------------------------------------------------
      Total assets                                                                $ 986,815    $ 477,380
---------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                                       $ 147,509    $ 150,109
    Mortgages payable                                                               370,160      174,421
    Lines of credit                                                                  22,650       20,475
---------------------------------------------------------------------------------------------------------
                                                                                    540,319      345,005
  Construction trade payables                                                         4,345        3,310
  Accounts payable and accrued expenses                                              17,403       14,800
---------------------------------------------------------------------------------------------------------
      Total liabilities                                                             562,067      363,115
---------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest consolidated joint venture                                        218,148          ---
---------------------------------------------------------------------------------------------------------
Partners' Equity
  General partner                                                                       949        1,141
  Limited partners                                                                  205,733      113,361
  Accumulated other comprehensive loss                                                  (82)        (237)
---------------------------------------------------------------------------------------------------------
      Total partners' equity                                                        206,600      114,265
---------------------------------------------------------------------------------------------------------
        Total liabilities and partners' equity                                    $ 986,815    $ 477,380
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)

                                                                                               Year Ended December 31,
                                                                                          2003          2002          2001
---------------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                       $  81,039     $  74,117     $  71,295
  Percentage rentals                                                                     3,190         3,552         2,718
  Expense reimbursements                                                                34,181        29,878        28,748
  Other income                                                                           3,562         3,262         2,736
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                  121,972       110,809       105,497
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                    40,235        34,882        32,848
  General and administrative                                                             9,561         9,224         8,220
  Depreciation and amortization                                                         29,124        27,941        27,339
---------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                   78,920        72,047        68,407
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                                        43,052        38,762        37,090
  Interest expense                                                                      26,486        28,460        30,472
---------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures
   and discontinued operations                                                          16,566        10,302         6,618
Equity in earnings of unconsolidated joint ventures                                        819           392           ---
Minority interest consolidated joint venture                                              (941)          ---           ---
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                       16,444        10,694         6,618
Discontinued operations                                                                    (45)        3,586         2,536
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                              16,399        14,280         9,154
Less applicable preferred share distributions                                             (806)       (1,771)       (1,771)
---------------------------------------------------------------------------------------------------------------------------
Net income available to partners                                                     $  15,593     $  12,509      $  7,383
Income allocated to the limited partners                                             $ (15,417)    $ (12,347)     $ (7,282)
---------------------------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                              $     176     $     162      $    101
---------------------------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income from continuing operations                                                  $    1.20     $     .79      $    .44
  Net income                                                                         $    1.19     $    1.11      $    .67
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income from continuing operations                                                  $    1.18     $     .77      $    .44
  Net income                                                                         $    1.17     $    1.08      $    .67
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


       TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
        For the Years Ended December 31, 2003, 2002, and 2001
            (In thousands, except unit data)

                                                                                               Other
                                                              General      Limited          Comprehensive   Total Partners'
                                                              Partners     Partners             Loss            Equity
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                  $   1,611     $ 116,363         $        -         $  117,974

Comprehensive income:
  Net income                                                      101         9,053                  -              9,154
  Other comprehensive (loss)                                        -             -               (973)              (973)
--------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                        101         9,053               (973)             8,181
Issuance of 10,800 units upon
  exercise of share and unit options                                -           201                  -                201
Preferred distributions ($21.96 per unit)                           -        (1,770)                 -             (1,770)
Distributions to partners ($2.44 per unit)                       (366)      (26,343)                 -            (26,709)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                      1,346        97,504               (973)            97,877
Comprehensive income:
  Net income                                                      162        14,118                  -             14,280
  Other comprehensive gain                                          -             -                736                736
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        162        14,118                736             15,016
Conversion of 410 preferred units
  into 3,694 partnership units                                      -             -                  -                  -
Issuance of 127,620 units upon
  exercise of share and unit options                                -         2,794                  -              2,794
Issuance of 1,000,000 units in exchange
  for proceeds from the common share offering
  of the general partner's sole shareholder                         -        27,960                  -             27,960
Preferred distributions ($22.05 per share)                          -        (1,771)                 -             (1,771)
Distributions to partners ($2.45 per share)                      (367)      (27,244)                 -            (27,611)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                  $   1,141     $ 113,361         $     (237)        $  114,265
Comprehensive income:
Net income                                                        176        16,223                  -             16,399
Other comprehensive gain                                            -             -                155                155
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        176        16,223                155             16,554
Conversion of 78,701 preferred units
  into 709,078 partnership units                                    -             -                  -                  -
Redemption of 1,489 preferred units                                 -          (372)                 -               (372)
Compensation under Unit Option Plan                                 -           102                  -                102
Issuance of 890,540 units upon
  exercise of share and unit options                                -        20,613                  -             20,613
Issuance of 2,300,000 units in exchange
  for proceeds from the common share offering
  of the general partner's sole shareholder                         -        87,992                  -             87,992
Preferred distributions ($13.21 per unit)                           -          (890)                 -               (890)
Distributions to partners ($2.46 per unit)                       (368)      (31,296)                 -            (31,664)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                  $     949     $ 205,733         $      (82)        $  206,600
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                                                                               Year Ended December 31,
                                                                                          2003          2002         2001
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $ 16,399      $ 14,280      $ 9,154
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                        29,697        28,989       28,572
    Amortization of deferred financing costs                                              1,304         1,209        1,309
    Equity in earnings of unconsolidated joint ventures                                    (819)         (392)         ---
    Minority interest consolidated joint venture                                            941           ---          ---
    Loss on extinguishment of debt                                                          ---           ---          338
    Compensation under Unit Option Plan                                                     102           ---          ---
    (Gain) loss on sale or disposal of real estate                                          147        (1,702)         ---
    (Gain) on sale of outparcels of land                                                    ---          (728)         ---
    Amortization of premium on assumed indebtedness                                        (149)          ---          ---
    Market rent adjustment                                                                  (37)          ---          ---
    Straight-line base rent adjustment                                                      149           248          342
Increase (decrease) due to changes in:
    Other assets                                                                         (5,835)       (2,058)       2,261
    Accounts payable and accrued expenses                                                 2,919          (671)       2,640
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activites                                           44,818        39,175       44,616
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                     (324,557)      (37,500)         ---
  Additions to rental properties                                                         (9,342)       (5,847)     (20,368)
  Additions to investments in unconsolidated joint ventures                              (4,270)         (130)      (4,068)
  Additions to deferred lease costs                                                      (1,576)       (1,630)      (1,618)
  Net proceeds from sale of real estate                                                   8,671        21,435          723
  Increase (decrease) in escrow from rental property sale                                 4,008        (4,008)         ---
  Distributions received from unconsolidated joint ventures                               1,775           520          ---
  Other                                                                                      (2)          797        2,062
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                            (325,293)      (26,363)     (23,269)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash distributions paid                                                               (32,554)      (29,382)     (28,479)
  Contributions from sole shareholder of general and limited partner                     87,992        27,960          ---
  Contributions from minority interest partner in consolidated joint venture            217,207           ---          ---
  Proceeds from issuance of debt                                                        133,631       126,320      279,075
  Repayments of debt                                                                   (136,574)     (139,510)    (267,723)
  Additions to deferred financing costs                                                    (672)         (429)      (4,550)
  Payments for redemption of preferred units                                               (372)          ---          ---
  Proceeds from exercise of share and unit options                                       20,613         2,794          201
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) used in financing activities                     $ 289,271     $ (12,247)   $ (21,476)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      8,796           565         (129)
Cash and cash equivalents, beginning of period                                            1,068           503          632
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $ 9,864       $ 1,068        $ 503
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization of the Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. Since entering the factory outlet center business 23 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2003, we owned interests in 36 centers, with a total gross leasable area, or ("GLA"), of approximately 8.9 million square feet, which were 96% occupied. In addition as of December 31, 2003, we managed for a fee four centers, with a total GLA of approximately 434,000 square feet, bringing the total number of centers we operated to 40 with a total GLA of approximately 9.3 million square feet containing over 2,000 stores and representing over 400 store brands.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). The Company owns the majority of the units of partnership interest issued by the Operating Partnership (the "Units") through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2003, Tanger GP Trust owned 150,000 Units, the Tanger LP Trust owned 12,810,643 and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for the Company's common shares. As of February 2, 2004, Company's management beneficially owns approximately 20% of all outstanding common shares (assuming TFLP's Units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership Unit options).

2.   Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include our accounts and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. We are considered the primary beneficiary of our joint venture, COROC Holdings, LLC ("COROC"), under the provisions of Financial Accountings Standards Board Interpretation No. 46 ("FIN 46"). Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements.

In January of 2003, the FASB issued FIN 46 which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003 and we will apply its provisions to any variable interests in variable interest entities existing as of January 31, 2003 as of March 31, 2004 and thereafter. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated Deer Park, which was created after January 31, 2003 (Note 5) and have determined that under the current facts and circumstances we will not be required to consolidate this entity under the provisions of FIN 46. We are in the process of evaluating TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, which was created prior to January 31, 2003 (Note 5) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture, $41.9 million, is equal to our investment in the joint venture, $5.7 million, and our obligation under our joint and several guarantee of TWMB's debt, $36.2 million.

Minority Interest - "Minority interest Consolidated Joint Venture" reflects our partner's ownership interest in the COROC joint venture which is consolidated under the provisions of FIN 46.

Reclassifications - Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

Rental Property - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain general and overhead costs, are capitalized. The amount of general and overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2003, 2002 and 2001 amounted to $141,000, $172,000 and $551,000 and development costs capitalized amounted to $479,000, $467,000 and $616,000, respectively. Depreciation expense for each of the years ended December 31, 2003, 2002 and 2001 was $27,211,000, $26,906,000 and $26,585,000, respectively.

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

Deferred Charges - Deferred lease costs and other intangible assets consist of fees and costs incurred, including certain general and overhead costs, to initiate operating leases and are amortized over the average minimum lease term. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions in accordance with FAS 141. See "Rental Property" under this section above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees  of  Indebtedness  -  In  November  2002,  the  Financial  Accounting
Standards Board ("FASB") issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered into or modified after December 31, 2002. Based on this criterion, the guarantee of indebtedness by us in our Deer Park Enterprise, LLC joint venture ("Deer Park") (Note 5) is accounted for under the provisions of FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Deer Park joint venture's debt as a debit to our investment in Deer Park and a credit to a liability. We have elected to account for the release from obligation under the guarantee by the straight-line amortization method over the life of the guarantee.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2003.

On January 1, 2002 we adopted  Statement of Financial  Accounting  Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a held and used long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when it meets the requirements of FAS 144 and our Board of Trustees approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS 144, the operating results of newly designated real estate assets held for sale and for assets sold are included in discontinued operations in our results of operations.

Derivatives - We selectively enter into interest rate protection agreements to mitigate changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a derivative is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes - As a partnership, the allocated share of income or loss for the year is included in the income tax returns of the partners; accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue over the remaining lease term, as adjusted to reflect the early termination date.

We provide management, leasing and development services for a fee for certain properties that are not owned by us or are partly owned through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2003, 2002 or 2001.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2003, 2002 and 2001 amounted to $4,345,000, $3,310,000 and $3,722,000, respectively. Interest paid, net of interest capitalized, in 2003, 2002 and 2001 was $24,906,000, $27,512,000 and $27,379,000, respectively.

Non cash financing activities that occurred during 2003 included the assumption of mortgage debt in the amount of $198,258,000, including a premium of $11,852,000 related to the acquisition of the Charter Oak portfolio by COROC. Also, in 2003 and as discussed in Note 10, the Company converted 78,701 of its preferred shares into 709,078 of its common shares.

Early Extinguishment of Debt - In April 2002, the FASB issued FASB Statement No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statements No. 4, 44 and 64, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 was effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, the effects of which were the reclassification of a loss on early extinguishments of debt for the year ended 2001 from an extraordinary item to a component of interest expense, thereby decreasing income from continuing operations for the year ended December 31, 2001 by $338,000.

Accounting for Stock Based Compensation - The Company has a non-qualified and incentive share option plan (the "Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan (the "Unit Option Plan"). Prior to 2003, these plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees",
and related interpretations. No share-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying units on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS 123" ("FAS 148"), compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with this adoption method under FAS 148, results for prior periods have not been restated. See Note 13 for an illustration of the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding awards in 2002 and 2001.

New Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity" ("FAS 150"), effective at the beginning of the first interim period beginning after June 15, 2003. The FASB initiated its liabilities and equity project in response to concerns regarding the current balance sheet classifications of certain financial instruments. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. We adopted this statement effective July 1, 2003, and it had no impact on our results of operations or financial position.


3.   Acquisitions and Development of Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous to our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter and opened 100% occupied. The cost of the expansion was approximately $4 million. The Sevierville center now totals approximately 419,000 square feet.

In September 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was funded with $16.8 million of net proceeds from the sale of our non-core property in Fort Lauderdale, Florida in June 2002 and a portion of the proceeds contributed to us from the Company from its common share offering in September 2002 described in Note 10.

4.   Investments in Consolidated Real Estate Joint Ventures

COROC Holdings, LLC

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet which is consolidated for financial reporting purposes under the provisions of FIN 46. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC, for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our share of the equity required for the transaction through the issuance of 2,300,000 common shares on December 10, 2003, generating approximately $88.0 million in net proceeds, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003.

We will have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We will provide operating, management, leasing and marketing services to the properties and will earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We may also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone shall have the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

After an initial 42-month lock-up period, either party can enter into an agreement for the sale of the Charter Oak portfolio, subject to a right of first offer of the other party to acquire the entire portfolio.

During the operation of the joint venture, Blackstone will receive a preferred cash distribution of 10% on their invested capital. We will then receive a preferred cash distribution of 10% on our invested capital. Any remaining cash flows from ongoing operations will be distributed one-third to Blackstone and two-thirds to us.

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution, if any. We will then receive an unpaid preferred cash distribution, if any. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

                                                      December 19, 2003
-------------------------------------------------- ---------------------
Rental property                                               $ 454,846
Deferred lease costs                                             59,983
Other assets                                                      3,285
-------------------------------------------------- ---------------------
Subtotal                                                        518,114
Debt (including debt premium of $11,852)                      (198,258)
-------------------------------------------------- ---------------------
Net assets acquired                                           $ 319,856
-------------------------------------------------- ---------------------

The following condensed pro forma (unaudited) information assumes the acquisition had occurred as of the beginning of each respective period and that the issuance of 2,300,000 of the Company's common shares and subsequent contribution of net proceeds to the Operating Partnership in exchange for 2,300,000 limited partnership units, also occurred as of the beginning of each respective period (in thousands except per unit data):

                                                          For the Year Ended
                                                             December 31,
                                                         2003            2002
--------------------------------------------- ---------------- ---------------

Revenues                                            $ 190,844       $ 182,476
--------------------------------------------- ---------------- ---------------

Net income                                            $ 8,002         $ 5,875
--------------------------------------------- ---------------- ---------------

Basic earnings per unit:
Net income                                            $   .47         $   .30
Weighted average common units outstanding              15,283          13,656
--------------------------------------------- ---------------- ---------------

Diluted earnings per unit:
Net income                                            $   .46         $   .30
Weighted average common units outstanding              15,499          13,839
--------------------------------------------- ---------------- ---------------

5.   Investments in Unconsolidated Real Estate Joint Ventures

TWMB Associates, LLC

In September 2001, we established TWMB to construct and operate the Tanger Outlet Center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

During 2003, we completed our 64,000 square foot second phase. The second phase cost approximately $6.0 million. The Company and Rosen-Warren each contributed approximately $1.1 million each toward the second phase which contains 22 additional brand name outlet tenants.

In addition, TWMB is currently underway with a 79,000 square foot third phase expansion of the Myrtle Beach center with an estimated cost of the expansion of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. The Company and Rosen-Warren each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. Upon completion of this third phase in 2004, TWMB's Myrtle Beach center will total 403,000 square feet. At December 31, 2003, commitments for construction of the third phase expansion amounted to $9.6 million. Commitments for construction represent only those costs contractually required to be paid by TWMB.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of December 31, 2003 the construction loan had a balance of $29.5 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

Deer Park Enterprise, LLC

During the third quarter of 2003, we established a wholly owned subsidiary, Tanger Deer Park, LLC ("Tanger Deer Park"). In September 2003, Tanger Deer Park entered into a joint venture agreement with two other unrelated party members to create Deer Park Enterprise, LLC ("Deer Park"). All members in the joint venture have an equal ownership interest of 33.33%. Deer Park was formed for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants.

Each of the three members made an equity contribution of $1.6 million. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Fleet Bank due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. Deer Park's Fleet loan incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three parties. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consists of the sale of the property to Deer Park for $29 million which is being leased back to the seller under a 24 month operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

Our investment in unconsolidated real estate joint ventures as of December 31, 2003 and December 31, 2002 was $7.5 million and $3.9 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recognized from services provided to TWMB during the year ended December 31, 2003 and 2002 (in thousands):

                                                Year Ended
                                               December 31,
                                            2003         2002
---------------------------------------- ------------ ------------
Fee:
   Management                                  $ 174    $  74
   Leasing                                       214      259
   Development                                     9       76
---------------------------------------- ------------ ------------
Total Fees                                     $ 397    $ 409
---------------------------------------- ------------ ------------

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

Summary unaudited financial information of joint ventures accounted for using the equity method as of December 31, 2003 and 2002 is as follows (in thousands):

Summary Balance Sheets
 - Unconsolidated Joint Ventures:                                            2003           2002
------------------------------------------------------------------ --------------- --------------
Assets:
    Investment properties at cost, net                                  $  63,899      $  32,153
    Cash and cash equivalents                                               4,145            514
    Deferred charges, net                                                   1,652          1,751
    Other assets                                                            3,277          1,491
------------------------------------------------------------------ --------------- --------------
        Total assets                                                    $  72,973      $  35,909
------------------------------------------------------------------ --------------- --------------
Liabilities and Owners' Equity:
    Mortgage payable                                                    $  54,683      $  25,513
    Construction trade payables                                             1,164          1,644
    Accounts payable and other liabilities                                    564            522
------------------------------------------------------------------ --------------- --------------
        Total liabilities                                                  56,411         27,679
    Owners' equity                                                         16,562          8,230
------------------------------------------------------------------ --------------- --------------
        Total liabilities and owners' equity                            $  72,973      $  35,909
------------------------------------------------------------------ --------------- --------------


Summary Statement of Operations
 - Unconsolidated Joint Ventures:                                            2003            2002
------------------------------------------------------------------ --------------- ---------------

Revenues                                                                $   8,178       $  4,119
------------------------------------------------------------------ --------------- ---------------

Expenses:
   Property operating                                                       2,972          1,924
   General and administrative                                                  47             13
   Depreciation and amortization                                            2,292            884
------------------------------------------------------------------ --------------- ---------------
        Total expenses                                                      5,311          2,821
------------------------------------------------------------------ --------------- ---------------
Operating income                                                            2,867          1,298
Interest expense                                                            1,371            578
------------------------------------------------------------------ --------------- ---------------
Net income                                                              $   1,496       $    720
------------------------------------------------------------------ --------------- ---------------

Tanger Properties Limited Partnership share of:
------------------------------------------------------------------ --------------- ---------------
Net income                                                              $     819       $    392
Depreciation (real estate related)                                      $   1,101       $    422
------------------------------------------------------------------ --------------- ---------------

6.   Disposition of Properties

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 in discontinued operations.

In June and November 2002, we completed the sale of two of our non-core properties located in Ft. Lauderdale, Florida and Bourne, Massachusetts, respectively. Net proceeds received from the sales of these properties were approximately $19.9 million. We recorded a gain on sale of real estate of approximately $1.7 million in discontinued operations.

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

In accordance with FAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

Summary Statements of Operations - Disposed
Properties:
                                                                2003                 2002              2001
--------------------------------------------------- ----------------- -------------------- -----------------
Revenues:
   Base rentals                                              $ 1,043              $ 2,863           $ 4,058
   Percentage rentals                                             17                    6                17
   Expense reimbursements                                        440                1,071             1,459
   Other income                                                   55                   50                36
--------------------------------------------------- ----------------- -------------------- -----------------
         Total revenues                                        1,555                3,990             5,570
--------------------------------------------------- ----------------- -------------------- -----------------
Expenses:
   Property operating                                            878                1,615             1,796
   General and Administrative                                      3                    4                 6
   Depreciation and amortization                                 572                1,048             1,232
--------------------------------------------------- ----------------- -------------------- -----------------
         Total expenses                                        1,453                2,667             3,034
--------------------------------------------------- ----------------- -------------------- -----------------
Discontinued operations before gain/(loss)
   on sale of real estate                                        102                1,323             2,536
Gain on sale of outparcels                                       ---                  561               ---
Gain/(loss) on sale of real estate                              (147)               1,702               ---
--------------------------------------------------- ----------------- -------------------- -----------------
Discontinued operations                                      $   (45)             $ 3,586           $ 2,536
--------------------------------------------------- ----------------- -------------------- -----------------

7.   Deferred Charges

Deferred charges as of December 31, 2003 and 2002 consists of the following (in thousands):

                                                        2003            2002
---------------------------------------------- -------------- ---------------
Deferred lease costs and other intangibles          $ 76,191         $15,414
Deferred financing costs                               9,027           8,412
---------------------------------------------- -------------- ---------------
                                                      85,218          23,826
Accumulated amortization                             (16,650)        (13,722)
---------------------------------------------- -------------- ---------------
                                                    $ 68,568        $ 10,104
---------------------------------------------- -------------- ---------------

Amortization of deferred lease costs and other intangibles for the years ended December 31, 2003, 2002 and 2001 was $2,162,000, $1,739,000 and $1,642,000,
respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2003, 2002 and 2001 was $1,304,000, $1,209,000 and
$1,277,000, respectively.

8.   Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following (in thousands):
                                                                                   2003            2002
------------------------------------------------------------------------- -------------- ---------------
7.875% Senior, unsecured notes, maturing October 2004                         $  47,509      $   50,109
9.125% Senior, unsecured notes, maturing February 2008                          100,000         100,000
Mortgage notes with fixed interest:
   9.77%, maturing April 2005                                                    14,179          14,516
   9.125%, maturing September 2005                                                7,812           8,288
   4.97%, maturing July 2008, including net premium of $11,852                  198,258             ---
   7.875%, maturing April 2009                                                   61,690          62,874
   7.98%, maturing April 2009                                                    18,746          19,036
   8.86%, maturing September 2010                                                15,975          16,207
Mortgage notes with variable interest:
    LIBOR plus 1.75%, maturing March 2006                                        53,500          53,500
Revolving lines of credit with variable interest rates ranging from either prime less .25% to prime or from LIBOR plus
    1.60% to LIBOR plus 1.75%                                                    22,650          20,475
------------------------------------------------------------------------- -------------- ---------------
                                                                              $ 540,319       $ 345,005
------------------------------------------------------------------------- -------------- ---------------

As part of the acquisition of the Charter Oak Partners' portfolio, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt.

We extended the maturities of our existing four unsecured lines of credit with Bank of America, Fleet National Bank, SouthTrust Bank and Wells Fargo Bank until June 30, 2005 and increased our line of credit with Wells Fargo Bank from $10 million to $25 million. This addition brings the total capacity under our lines of credit to $100 million. Amounts available under these facilities at December 31, 2003 totaled $77.35 million. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $704.8 million at December 31, 2003, serve as collateral for the fixed and variable rate mortgages.

The lines of credit require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. Five of the six existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

During 2003, we purchased at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $24.9 million of the notes that were purchased in 2001 and 2002. We currently have authority from our Board of Trustees to purchase an additional $22.4 million of our outstanding 7.875% senior, unsecured public notes and may, from time to time, do so at management's discretion.

Maturities of the existing long-term debt are as follows ($ in thousands):

                  Year                                     Amount
                  ---------------------------------- -------------
                  2004                                 $   53,530
                  2005                                     49,253
                  2006                                     59,410
                  2007                                      6,344
                  2008                                    274,430
                  Thereafter                               85,500
                  ---------------------------------- -------------
                  Subtotal                             $  528,467
                  Net premium                              11,852
                  ---------------------------------- -------------
                  Total                                $  540,319
                  ---------------------------------- -------------


9. Derivatives and Fair Value of Financial Instruments

In August 2002, TWMB, our 50% unconsolidated joint venture, entered into a swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. At December 31, 2003, TWMB would have had to pay $165,000 to terminate the agreement.

In January 2003, our interest rate swap agreement originally entered into in December of 2000 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97% expired as scheduled.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2003 and 2002, was estimated, at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $571.5 and $349.7 million, respectively.

10.   Partners' Equity

In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned in Note 4 above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. The Company received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

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

At December 31, 2003 and 2002, the ownership interests of the Operating Partnership consisted of the following:

                                            2003           2002
---------------------------------- -------------- --------------
Preferred units                              ---         80,190
---------------------------------- -------------- --------------
Common units:
   General partner                       150,000        150,000
   Limited partners                   15,843,948     11,944,330
---------------------------------- -------------- --------------
     Total                            15,993,948     12,094,330
---------------------------------- -------------- --------------

On June 20, 2003, the Company redeemed all of its outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. Since preferred units held by the Company's majority owned subsidiary, Tanger LP Trust, are to be redeemed by the Operating Partnership to the extent any Preferred Shares of the Company are redeemed, proceeds required to redeem the Company's preferred shares were funded by the Operating Partnership in exchange for the preferred units held by the Company. Likewise, preferred units are automatically converted into limited partnership units to the extent of any conversion of the Company's preferred shares into Common Shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

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

In total, 787,008 of the Depositary Shares were converted into 709,078 common shares and the Company redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. Likewise, 787,008 preferred units were converted into 709,078 limited partnership units and the Operating
Partnership redeemed the remaining 14,889 preferred units. The Operating Partnership funded the redemption, totaling approximately $372,000, from cash flow from operations.

11.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the years ended December 31, 2003, 2002 and 2001 is set forth as follows (in thousands, except per unit amounts):


                                                                           2003             2002          2001
--------------------- --------------------------------------------- ------------ ---------------- -------------
NUMERATOR:
   Income from continuing operations                                    $16,444          $10,694       $ 6,618
   Less applicable preferred unit distributions                             (806)         (1,771)       (1,771)
------------------------------------------------------------------- ------------ ---------------- -------------
------------------------------------------------------------------- ------------ ---------------- -------------
   Income from continuing operations available
     to common unitholders - basic and diluted                           15,638            8,923         4,847
   Discontinued operations                                                 (45)            3,586         2,536
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income available to common unitholders-
     basic and diluted                                                   15,593           12,509         7,383
------------------------------------------------------------------- ------------ ---------------- -------------
DENOMINATOR:
   Basic weighted average common units                                   13,085           11,356        10,959
   Effect of outstanding share and unit options                             215              183            21
------------------------------------------------------------------- ------------ ---------------- -------------
   Diluted weighted average common units                                 13,300           11,539        10,980
------------------------------------------------------------------- ------------ ---------------- -------------

Basic earnings per common unit:
   Income from continuing operations                                    $  1.20          $   .79       $  .44
   Discontinued operations                                                 (.01)             .32          .23
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                           $  1.19          $  1.11       $  .67
------------------------------------------------------------------- ------------ ---------------- -------------

Diluted earnings per common unit:
   Income from continuing operations                                    $  1.18          $   .77       $   .44
   Discontinued operations                                                 (.01)             .31           .23
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                           $  1.17          $  1.08       $   .67
------------------------------------------------------------------- ------------ ---------------- -------------

Options to purchase units excluded from the computation of diluted earnings per unit during 2002 and 2001 because the exercise price was greater than the average market price of the Company's common shares totaled 211,000 and 1,190,000 shares, respectively. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

12.  Employee Benefit Plans

The Company has a non-qualified and incentive share option plan ("The Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for the Company's common shares. Effective January 1, 2003, we adopted the fair value recognition provisions of FAS 123. Under the modified prospective method of adoption selected by us under the provisions of FAS 148, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with FAS 148, results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding awards for the years ended December 31, 2003, 2002 and 2001 (in thousands except per unit data):

                                                                     2003           2002        2001
--------------------------------------------------------------  ------------ ------------ ------------
Net income                                                          $16,399     $ 14,280       $9,154

Add: Unit-based employee compensation expense
     included in net income                                             102          ---          ---

Less: Total unit based employee compensation expense
      determined under fair value based method for all
      Awards                                                           (102)        (160)        (229)
--------------------------------------------------------------  ------------ ------------ ------------
Pro forma net income                                                 16,399     $ 14,120       $8,925
--------------------------------------------------------------  ------------ ------------ ------------
--------------------------------------------------------------  ------------ ------------ ------------
Earnings per unit:
     Basic - as reported                                              $1.19        $1.11         $.67
     Basic - pro forma                                                 1.19         1.09          .65

     Diluted - as reported                                            $1.17        $1.08         $.67
     Diluted - pro forma                                               1.17         1.07          .65
--------------------------------------------------------------  ------------ ------------ ------------
--------------------------------------------------------------  ------------ ------------ ------------

The Company and the Operating  Partnership may issue up to a combined  2,250,000 shares and units under the Company's Share Option Plan and the Operating Partnership's Unit Option Plan. The Company and the Operating Partnership have granted 1,519,200 options, net of options forfeited, through December 31, 2003. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.

Options outstanding at December 31, 2003 have exercise prices between $18.625 and $31.25, with a weighted average exercise price of $25.48 and a weighted average remaining contractual life of 4.43 years.

A summary of the status of our two plans at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table and narrative below:

                                                   2003                        2002                     2001
                                          --------------------       -----------------------    ---------------------
                                                         Wtd Avg                  Wtd Avg                   Wtd Avg
                                            Units        Ex Price    Units        Ex Price        Units     Ex Price
------------------------------------- ------------- ------------- ------------ -------------- ----------- -----------
Outstanding at beginning                 1,253,300     $ 23.84      1,387,430       $ 23.68     1,406,870    $ 23.63
   of year
Granted                                        ---         ---            ---           ---           ---        ---
Exercised                                 (886,940)      23.16       (124,620)        21.87     (10,800)       18.63
Forfeited                                      (600)     18.63         (9,510)        25.45       (8,640)      23.66
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Outstanding at end of year                  365,760    $ 25.48      1,253,300       $ 23.84     1,387,430    $ 23.68
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Exercisable at end of year                  240,260    $ 28.46      1,001,480       $ 24.37     1,006,490    $ 24.16
Weighted average fair value
   of options granted                          $---                     $ ---                       $ ---

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years 2003, 2002 and 2001 was immaterial.

13.  Other Comprehensive Income

Effective January 1, 2001, we adopted FAS 133. Upon adoption we recorded a cumulative effect adjustment of $300,000 loss in other comprehensive income
(loss). Certain interest rate swap agreements were terminated during the first quarter of 2001 and the other comprehensive loss totaling $147,000 recognized at adoption relating to these agreements was reclassified to earnings. In January 2003, our remaining interest rate swap agreement with a notional amount of $25 million, designated as a cash flow hedge in accordance with the provisions of FAS 133, expired as scheduled. Upon expiration, the fair market value recorded on the balance sheet as a liability in accounts payable and accrued expenses was adjusted to zero through accumulated other comprehensive income. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on its respective balance sheet at fair value. At December 31, 2003, our portion of the fair value of TWMB's hedge is recorded as a reduction in investment in unconsolidated joint ventures of $82,000 in other assets.

Total comprehensive income for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                                                 2003           2002            2001
----------------------------------------------------------------------- -------------- -------------- ---------------
Net income                                                                    $16,399       $ 14,280       $   9,154
----------------------------------------------------------------------- -------------- -------------- ---------------
     Other comprehensive income (loss):
        Cumulative effect adjustment of FAS 133 adoption                          ---            ---            (300)
        Reclassification to earnings on termination of cash
             flow hedge                                                           ---            ---             147
        Change in fair value of our portion of TWMB cash
            flow hedge                                                             57           (139)             ---
        Change in fair value of cash flow hedge                                    98            875            (820)
----------------------------------------------------------------------- -------------- -------------- ---------------
           Other comprehensive income (loss)                                      155            736            (973)
----------------------------------------------------------------------- -------------- -------------- ---------------
Total comprehensive income                                                   $ 16,554        $15,016         $ 8,181
----------------------------------------------------------------------- -------------- -------------- ---------------

14.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                                  2003         2002         2001
--------------------------------------------------------- ------------- ------------ ------------
Advertising and promotion                                     $ 10,358     $  9,578     $  8,964
Common area maintenance                                         15,542       13,256       12,636
Real estate taxes                                                9,312        8,387        7,985
Other operating expenses                                         5,023        3,661        3,263
--------------------------------------------------------- ------------- ------------ ------------
                                                              $ 40,235     $ 34,882     $ 32,848
--------------------------------------------------------- ------------- ------------ ------------

15.  Lease Agreements

We are the lessor of a total of 2,040 stores in our 35 consolidated factory outlet centers, under operating leases with initial terms that expire from 2004 to 2021. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

                       2004                           $ 112,145
                       2005                              89,397
                       2006                              64,631
                       2007                              43,900
                       2008                              24,282
                       Thereafter                        34,985
                       -------------------- --------------------
                                                      $ 369,340
                       -------------------- --------------------

16.  Commitments and Contingencies

We purchased the rights to lease land on which two of the outlet centers are situated for $1,536,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods, respectively. Accumulated amortization was $762,000 and $713,000 at December 31, 2003 and 2002, respectively.

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2004 to 2085. Annual rental payments for these leases totaled approximately $2,572,000, $2,437,000 and $2,333,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

                    2004                             $ 2,941
                    2005                               2,855
                    2006                               2,768
                    2007                               2,675
                    2008                               2,402
                    Thereafter                        87,556
                    ------------------- ---------------------
                                                   $ 101,197
                    ------------------- ---------------------

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Partners of Tanger Properties Limited Partnership and subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 appearing in the 2003 Form 10-K of Tanger Properties Limited Partnership also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 5, 2004

             TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2003 (In thousands)
---------------------------------------- -------------- ----------------------- -----------------------
                                                                                  Costs Capitalized
                                                                                    Subsequent to
                                                            Initial cost to          Acquisition
             Description                                        Company             (Improvements)
---------------------------------------- -------------- ----------------------- -----------------------
                                                                    Buildings,             Buildings
  Outlet Center                                                    Improvements           Improvements
     Name               Location          Encumbrances     Land     & Fixtures   Land      & Fixtures
------------------- -------------------- -------------- --------- ------------- -------- --------------
Barstow             Barstow, CA                     --    $3,672    $ 12,533    $ ---         $4,403
------------------- -------------------- -------------- --------- ------------- -------- --------------
Blowing Rock        Blowing Rock, NC           $ 9,517     1,963       9,424      ---          2,360
------------------- -------------------- -------------- --------- ------------- -------- --------------
Boaz                Boaz, AL                       ---       616       2,195      ---          2,281
------------------- -------------------- -------------- --------- ------------- -------- --------------
Branson             Branson, MO                 24,000     4,557      25,040      ---          8,773
------------------- -------------------- -------------- --------- ------------- -------- --------------
Clover              North Conway, NH               ---       393         672      ---            252
------------------- -------------------- -------------- --------- ------------- -------- --------------
Commerce I          Commerce, GA                 7,812       755       3,511      492          9,541
------------------- -------------------- -------------- --------- ------------- -------- --------------
Commerce II         Commerce, GA                29,500     1,262      14,046      541         18,376
------------------- -------------------- -------------- --------- ------------- -------- --------------
Dalton              Dalton, GA                  10,923     1,641      15,596      ---            650
------------------- -------------------- -------------- --------- ------------- -------- --------------
Foley               Foley, AL                   34,695     4,400      82,410      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Gonzales            Gonzales, LA                   ---       718      15,895       17          5,322
------------------- -------------------- -------------- --------- ------------- -------- --------------
Hilton Head         Blufton, SC                 19,900     9,900      41,504      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Howell              Howell, MI                     ---     2,250      35,250      ---            310
------------------- -------------------- -------------- --------- ------------- -------- --------------
Kittery-I           Kittery, ME                  6,216     1,242       2,961      229          1,319
------------------- -------------------- -------------- --------- ------------- -------- --------------
Kittery-II          Kittery, ME                    ---       921       1,835      530            731
------------------- -------------------- -------------- --------- ------------- -------- --------------
Lancaster           Lancaster, PA               14,179     3,691      19,907      ---         12,789
------------------- -------------------- -------------- --------- ------------- -------- --------------
Lincoln City        Lincoln City, OR            11,202     6,500      28,673      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
LL Bean             North Conway, NH               ---     1,894       3,351      ---          1,159
------------------- -------------------- -------------- --------- ------------- -------- --------------
Locust Grove        Locust Grove, GA               ---     2,558      11,801      ---          8,537
------------------- -------------------- -------------- --------- ------------- -------- --------------
Myrtle Beach 501    Myrtle Beach, SC            24,634    10,300      57,094      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Nags Head           Nags Head, NC                6,458     1,853       6,679      ---          2,151
------------------- -------------------- -------------- --------- ------------- -------- --------------
North Branch        North Branch, MN               ---       243       5,644      249          4,112
------------------- -------------------- -------------- --------- ------------- -------- --------------
Park City           Park City, UT               13,556     6,900      33,597      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Pigeon Forge        Pigeon Forge, TN               ---       299       2,508      ---          2,076
------------------- -------------------- -------------- --------- ------------- -------- --------------
Rehoboth            Rehoboth Beach, DE          42,427    21,500      74,209      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Riverhead           Riverhead, NY                  ---       ---      36,374    6,152         74,035
------------------- -------------------- -------------- --------- ------------- -------- --------------
San Marcos          San Marcos, TX              37,299     1,801       9,440       16         36,432
------------------- -------------------- -------------- --------- ------------- -------- --------------
Sanibel             Sanibel, FL                    ---     4,916      23,196      ---          3,645
------------------- -------------------- -------------- --------- ------------- -------- --------------
Sevierville         Sevierville, TN                ---       ---      18,495      ---         34,468
------------------- -------------------- -------------- --------- ------------- -------- --------------
Seymour             Seymour, IN                    ---     1,590      13,249      ---            732
------------------- -------------------- -------------- --------- ------------- -------- --------------
Terrell             Terrell, TX                    ---       778      13,432      ---          6,508
------------------- -------------------- -------------- --------- ------------- -------- --------------
Tilton              Tilton, NH                  13,997     1,800      24,838      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Tuscola             Tuscola, IL                 21,739     1,600      15,428      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
West Branch         West Branch, MI              6,934       350       3,428      121          5,495
------------------- -------------------- -------------- --------- ------------- -------- --------------
Westbrook           Westbrook, CT               16,108     7,200      26,991      ---            ---
------------------- -------------------- -------------- --------- ------------- -------- --------------
Williamsburg        Williamsburg, IA            19,064       706       6,781      717         14,276
------------------- -------------------- -------------- --------- ------------- -------- --------------
                                             $ 370,160  $110,769    $697,987   $9,064       $260,733
------------------- -------------------- -------------- --------- ------------- -------- --------------

              TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2003 (In thousands)
---------------------------------------- ------------------------------------- ------------- ------------- -------------
                                           Gross Amount Carried at Close of
                                                       Period
             Description                              12/31/03 (1)
---------------------------------------- ------------------------------------- ------------- ------------- -------------
                                                                                                            Life Used to
                                                                                                              Compute
                                                      Buildings                                             Depreciation
  Outlet Center                                      Improvements               Accumulated      Date of      in Income
     Name               Location            Land      & Fixtures      Total     Depreciation  Construction    Statement
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Barstow             Barstow, CA            $3,672         $16,936     $20,608        $6,065      1995          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Blowing Rock        Blowing Rock, NC        1,963          11,784      13,747         2,601    1997 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Boaz                Boaz, AL                  616           4,476       5,092         2,676      1988          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Branson             Branson, MO             4,557          33,813      38,370        14,444      1994          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Clover              North Conway, NH          393             924       1,317           641      1987          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Commerce I          Commerce, GA            1,247          13,052      14,299         6,454      1989          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Commerce II         Commerce, GA            1,803          32,422      34,225        11,019      1995          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Dalton              Dalton, GA              1,641          16,246      17,887         3,170    1998 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Foley               Foley, AL               4,400          82,410      86,810           112    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Gonzales            Gonzales, LA              735          21,217      21,952        11,321      1992          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Hilton Head         Blufton, SC             9,900          41,504      51,404            68    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Howell              Howell, MI              2,250          35,560      37,810         1,560    2002 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Kittery-I           Kittery, ME             1,471           4,280       5,751         2,938      1986          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Kittery-II          Kittery, ME             1,451           2,566       4,017         1,347      1989          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Lancaster           Lancaster, PA           3,691          32,696      36,387        11,801    1994 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Lincoln City        Lincoln City, OR        6,500          28,673      35,173            41    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
LL Bean             North Conway, NH        1,894           4,510       6,404         2,681      1988          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Locust Grove        Locust Grove, GA        2,558          20,338      22,896         8,426      1994          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Myrtle Beach 501    Myrtle Beach, SC       10,300          57,094      67,394            84    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Nags Head           Nags Head, NC           1,853           8,830      10,683         2,423    1997 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
North Branch        North Branch, MN          492           9,756      10,248         5,495      1992          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Park City           Park City, UT           6,900          33,597      40,497            53    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Pigeon Forge        Pigeon Forge, TN          299           4,584       4,883         2,798      1988          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Rehoboth            Rehoboth Beach, DE     21,500          74,209      95,709           101    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Riverhead           Riverhead, NY           6,152         110,409     116,561        33,872      1993          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
San Marcos          San Marcos, TX          1,817          45,872      47,689        13,650      1993          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Sanibel             Sanibel, FL             4,916          26,841      31,757         4,778    1998 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Sevierville         Sevierville, TN           ---          52,963      52,963        11,243    1997 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Seymour             Seymour, IN             1,590          13,981      15,571         6,625      1994          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Terrell             Terrell, TX               778          19,940      20,718         8,885      1994          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Tilton              Tilton, NH              1,800          24,838      26,638            39    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Tuscola             Tuscola, IL             1,600          15,428      17,028            35    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
West Branch         West Branch, MI           471           8,923       9,394         4,402      1991          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Westbrook           Westbrook, CT           7,200          26,991      34,191            51    2003 (3)        (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
Williamsburg        Williamsburg, IA        1,423          21,057      22,480        10,799      1991          (2)
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
                                          119,833        $958,720  $1,078,553      $192,698
------------------- -------------------- --------- --------------- ----------- ------------- ------------- -------------
(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $1,149,657,000
(2)  The Company  generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements.  Tenant finishing  allowances are depreciated over the initial lease term.
(3)  Represents year acquired

             TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2003
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2003 are as follows:

                                                       2003             2002              2001
                                              -------------- ---------------- -----------------
        Balance, beginning of year                 $622,399         $599,266          $584,928
        Acquisition of real estate                  463,875           37,500               ---
        Improvements                                  9,342            5,324            14,338
        Dispositions and other                     (17,063)         (19,691)               ---
                                              -------------- ---------------- -----------------
        Balance, end of year                     $1,078,553         $622,399          $599,266
                                              ============== ================ =================

The changes in accumulated depreciation for the three years ended December 31, 2003 are as follows:

                                                       2003             2002             2001
                                              -------------- ---------------- ----------------
        Balance, beginning of year                $ 174,199        $ 148,950        $ 122,365
        Depreciation for the period                  27,211           26,906           26,585
        Dispositions and other                       (8,712)          (1,657)             ---
                                              -------------- ---------------- ----------------
        Balance, end of year                       $192,698         $174,199         $148,950
                                              ============== ================ ================

                                      F-25