Form 10-Q
period 2004-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2004-05-07
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Operations
            For the three months ended March 31, 2004 and 2003           3

          Consolidated Balance Sheets
            As of March 31, 2004 and December 31, 2003                   4

          Consolidated Statements of Cash Flows
            For the three months ended March 31, 2004 and 2003           5

          Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     23

Item 4.  Controls and Procedures                                        24

                           Part II. Other Information

Item 1.  Legal proceedings                                              25

Item 6.  Exhibits and Reports on Form 8-K                               25

Signatures                                                              25


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                     2004           2003
---------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
REVENUES
  Base rentals                                                                   $ 32,060       $ 19,285
  Percentage rentals                                                                  713            395
  Expense reimbursements                                                           12,147          8,313
  Other income                                                                        859            662
---------------------------------------------------------------------------------------------------------
       Total revenues                                                              45,779         28,655
---------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                               13,710          9,702
  General and administrative                                                        3,159          2,428
  Depreciation and amortization                                                    12,376          7,128
---------------------------------------------------------------------------------------------------------
       Total expenses                                                              29,245         19,258
---------------------------------------------------------------------------------------------------------
Operating income                                                                   16,534          9,397
  Interest expense                                                                  8,864          6,724
---------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
  minority interest and discontinued operations                                     7,670          2,673
Equity in earnings of unconsolidated joint ventures                                   165             92
Minority interest consolidated joint venture                                       (6,593)           ---
---------------------------------------------------------------------------------------------------------
Income from continuing operations                                                   1,242          2,765
Discontinued operations                                                               ---              4
---------------------------------------------------------------------------------------------------------
Net income                                                                          1,242          2,769
Less applicable preferred unit distributions                                          ---           (443)
---------------------------------------------------------------------------------------------------------
Net income available to partners                                                    1,242          2,326
Income allocated to the limited partners                                            1,231          2,297
---------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                          $     11         $   29
---------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income from continuing operations                                                 $ .08          $ .19
  Net income                                                                        $ .08          $ .19
---------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income from continuing operations                                                 $ .08          $ .19
  Net income                                                                        $ .08          $ .19
---------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                                $ .6150        $ .6125
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,       December 31,
                                                                                                2004             2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)
ASSETS
 Rental Property
   Land                                                                                       $ 118,933        $ 119,833
   Buildings, improvements and fixtures                                                         965,948          958,720
-------------------------------------------------------------------------------------------------------------------------
                                                                                              1,084,881        1,078,553
   Accumulated depreciation                                                                    (202,454)        (192,698)
-------------------------------------------------------------------------------------------------------------------------
   Rental property, net                                                                         882,427          885,855
Cash and cash equivalents                                                                        10,772            9,864
Deferred charges, net                                                                            67,114           68,568
Other assets                                                                                     19,120           22,528
-------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                           $ 979,433        $ 986,815
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND PARTNERS' EQUITY
Liabilities
 Long-term debt
   Senior, unsecured notes                                                                    $ 147,509        $ 147,509
   Mortgages payable (including a debt premium of $11,242 and $11,852, respectively)            368,087          370,160
   Lines of credit                                                                                4,825           22,650
-------------------------------------------------------------------------------------------------------------------------
                                                                                                520,421          540,319
 Construction trade payables                                                                      5,816            4,345
 Accounts payable and accrued expenses                                                           18,053           17,403
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                        544,290          562,067
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest consolidated joint venture                                                    220,337          218,148
-------------------------------------------------------------------------------------------------------------------------
Partners' equity
  General partner                                                                                   868              949
  Limited partners                                                                              213,994          205,733
  Accumulated other comprehensive loss                                                              (56)             (82)
-------------------------------------------------------------------------------------------------------------------------
       Total partners' equity                                                                   214,806          206,600
-------------------------------------------------------------------------------------------------------------------------
         Total liabilities, minority interest and partners' equity                            $ 979,433        $ 986,815
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2004            2003
----------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
OPERATING ACTIVITIES
 Net income                                                                             $ 1,242         $ 2,769
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                         12,376           7,329
   Amortization of deferred financing costs                                                 363             314
   Equity in earnings of unconsolidated joint ventures                                     (165)            (92)
   Consolidated joint venture minority interest                                           6,593             ---
   Compensation under Unit Option Plan                                                       14              26
   Amortization of premium on assumed indebtedness                                         (610)            ---
   Market rent rate adjustment                                                              (60)            ---
   Straight-line base rent adjustment                                                       (84)             57
 Increase (decrease) due to changes in
   Other assets                                                                            (285)          1,388
   Accounts payable and accrued expenses                                                    676          (2,854)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activites                                          20,060           8,937
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                            (2,517)         (1,690)
 Acquisition of rental property                                                             ---          (4,700)
 Additions to investments in unconsolidated joint ventures                                  ---            (952)
 Additions to deferred lease costs                                                         (239)           (297)
 Decrease in escrow from rental property purchase                                           ---           4,008
 Distributions received from unconsolidated joint ventures                                  375             300
 Other                                                                                      ---              (2)
----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                             (2,381)         (3,333)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash distributions paid                                                                (10,057)         (7,888)
 Distributions to consolidated joint venture minority interest                           (4,404)            ---
 Contributions from sole shareholder of general partner                                  13,173             ---
 Proceeds from issuance of debt                                                          26,075          23,119
 Repayments of debt                                                                     (45,363)        (26,985)
 Additions to deferred financing costs                                                       (3)            (18)
 Proceeds from exercise of unit options                                                   3,808           5,300
----------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                            (16,771)         (6,472)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        908            (868)
Cash and cash equivalents, beginning of period                                            9,864           1,068
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 10,772           $ 200
----------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing activities:
     We purchase  capital  equipment and incur costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of March 31, 2004 and 2003 amounted to $5,816 and
$7,560,  respectively.

The accompanying notes are an integral part of these consolidated financial statements.


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1.   Business

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns, operates and manages factory outlet centers. At March 31, 2004, we had ownership interests in or management responsibilities for 40 centers in 23 states totaling 9.3 million square feet of gross leasable area ("GLA"). We are controlled by Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as sole shareholder of our general partner, Tanger GP Trust. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term the "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

2. Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The  accompanying   unaudited  consolidated  financial  statements  include  our accounts, our wholly-owned subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our consolidated balance sheets.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") (Revised December 2003) which clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all variable interests in variable interest entities created after January 31, 2003. COROC Holdings, LLC ("COROC"), a joint venture entered into by us in December 2003, was evaluated under the provisions of FIN 46 and it was determined that we are considered the primary beneficiary of the joint venture and therefore the results of operations and financial position of COROC are included in our consolidated financial statements.

For variable interests in variable interest entities existing as of January 31, 2003, the provisions of FIN 46 are applicable as of March 31, 2004 and thereafter. We evaluated TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest which existed prior to January 31, 2003, and determined that under the provisions of FIN 46 the entity is not a variable interest entity. Therefore, TWMB will continue to be accounted for using the equity method of accounting.

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. See Footnote 4.

3. Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of March 31, 2004 and December 31, 2003 was $7.3 million and $7.5 million, respectively. These investments include our 50% ownership investment in TWMB and our one-third ownership interest in Deer Park Enterprise, LLC ("Deer Park") on Long Island, New York.

Our investment in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recorded in other income from services provided to TWMB during the quarter ended March 31, 2004 and 2003 (in thousands):

                                                      Three months ended
                                                           March 31,
                                                      2004           2003
       --------------------------------------------------------------------
       Fee:
          Management                                 $  68          $ 34
          Leasing                                       61            58
          Development                                    5            13
       --------------------------------------------------------------------
       Total Fees                                    $ 134          $105
       --------------------------------------------------------------------

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

TWMB is currently underway with a 79,000 square foot third-phase expansion of the Myrtle Beach center with an estimated cost of the expansion of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. We and our partner each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. Upon completion of this third phase in 2004, TWMB's Myrtle Beach center will total 403,000 square feet. At March 31, 2004, commitments for construction of the third phase expansion amounted to $2.2 million. Commitments for construction represent only those costs contractually required to be paid by TWMB.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of March 31, 2004 the construction loan had a balance of $29.7 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by both partners.


   Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):


                                                     As of           As of          Tanger's        Tanger's
  Summary Balance Sheets                           March 31,     December 31,       Portion        Portion
   - Unconsolidated Joint Ventures:                  2004            2003            2004            2003
  ---------------------------------------------- -------------- ---------------- -------------- ---------------
  Assets:
      Investment properties at cost, net               $67,051          $63,899        $28,944         $27,316
      Cash and cash equivalents                          2,078            4,145            921           1,983
      Deferred charges, net                              1,596            1,652            798             826
      Other assets                                       3,334            3,277          1,354           1,339
  ---------------------------------------------- -------------- ---------------- -------------- ---------------
          Total assets                                 $74,059          $72,973        $32,017         $31,464
  ---------------------------------------------- -------------- ---------------- -------------- ---------------
  Liabilities and Owners' Equity:
      Mortgage payable                                 $54,811          $54,683        $23,213         $23,137
      Construction trade payables                        2,501            1,164          1,251             582
      Accounts payable and other liabilities               603              564            297             280
  ---------------------------------------------- -------------- ---------------- -------------- ---------------
          Total liabilities                             57,915           56,411         24,761          23,999
      Owners' equity                                    16,144           16,562          7,256           7,465
  ---------------------------------------------- -------------- ---------------- -------------- ---------------
          Total liabilities and owners' equity         $74,059          $72,973        $32,017         $31,464
  ---------------------------------------------- -------------- ---------------- -------------- ---------------



  Summary Statement of Operations        Three months ended   Three months ended
   - Unconsolidated Joint Ventures:          March 31, 2004     March 31, 2003
  -----------------------------------------------------------------------------
  Revenues                                     $  2,075          $ 1,727
  -----------------------------------------------------------------------------
  Expenses:
     Property operating                             775              704
     General and administrative                       1               17
     Depreciation and amortization                  623              528
  -----------------------------------------------------------------------------
          Total expenses                          1,399            1,249
  -----------------------------------------------------------------------------
  Operating income                                  676              478
  Interest expense                                  380              325
  -----------------------------------------------------------------------------
  Net income                                   $    296            $ 153
  -----------------------------------------------------------------------------
  Tanger's share of:
  -----------------------------------------------------------------------------
  Net income                                   $    165            $  92
  Depreciation (real estate related)           $    300            $ 255
  -----------------------------------------------------------------------------

4. Disposition of Properties

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

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 which is included in discontinued operations for the year ended December 31, 2003.

Below is a summary of the results of operations of these properties (in thousands):

                                               Three Months Ended
                                                     March 31,
                                                       2003
----------------------------------------------------------------
Revenues:
   Base rentals                                         $ 376
   Expense reimbursements                                 137
   Other income                                             9
----------------------------------------------------------------
     Total revenues                                       522
----------------------------------------------------------------
Expenses:
   Property operating
                                                          315
   General and administrative                               2
   Depreciation and amortization                          201
----------------------------------------------------------------
       Total expenses                                     518
----------------------------------------------------------------
Discontinued operations                                 $   4
----------------------------------------------------------------

5. Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At March 31, 2004, our portion of the fair value of TWMB's hedge is recorded as a reduction to investment in joint ventures of $56,000. For the three months ended March 31, 2004, the change in the fair value of the derivative instruments is recorded as $26,000 of other comprehensive income.



                                                         Three Months Ended
                                                             March 31,
                                                           2004     2003
---------------------------------------------------------------- ------------
Net income                                               $ 1,242    $  2,769
---------------------------------------------------------------- ------------
---------------------------------------------------------------- ------------
Other comprehensive income (loss):
   Change in fair value of our portion of
      TWMB cash flow hedge                                    26         (14)
   Change in fair value of cash flow hedge                   ---          98
---------------------------------------------------------------- ------------
          Other comprehensive income                          26          84
---------------------------------------------------------------- ------------
Total comprehensive income                               $ 1,268     $ 2,853
---------------------------------------------------------------- ------------

6. Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                           Three Months Ended
                                                                March 31,
                                                           2004          2003
-------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                     $1,242        $2,765
   Less applicable preferred unit distributions             ---          (443)
-------------------------------------------------------------------------------
   Income from continuing operations available to
    common unitholders - basic and diluted                1,242         2,322
   Discontinued operations                                  ---             4
-------------------------------------------------------------------------------
   Net income available to common unitholders -
     basic and diluted                                  $ 1,242        $2,326
-------------------------------------------------------------------------------
     Denominator:
   Basic weighted average common units                   16,370        12,214
   Effect of outstanding unit options                       130           217
-------------------------------------------------------------------------------
   Diluted weighted average common units                 16,500        12,431
-------------------------------------------------------------------------------

Basic earnings per common unit:
   Income from continuing operations                       $.08          $.19
   Discontinued operations                                  ---           ---
-------------------------------------------------------------------------------
   Net income                                              $.08          $.19
-------------------------------------------------------------------------------

Diluted earnings per common unit:
   Income from continuing operations                       $.08          $.19
   Discontinued operations                                  ---           ---
-------------------------------------------------------------------------------
   Net income                                              $.08          $.19
-------------------------------------------------------------------------------


The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. Options excluded from the computation of diluted earnings per unit for the three months ended March 31, 2003 totaled 211,000. The assumed conversion of preferred units as of the beginning of the year would have been anti-dilutive.

7. Partners' Equity

In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units. The net proceeds were used together with other available funds to finance our portion of the equity required to purchase the COROC portfolio of outlet shopping centers as mentioned in Note 2 above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. The Company received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

At March 31, 2004 and December 31, 2003, the ownership interests of the Operating Partnership consisted of the following:

                                                  2004           2003
          ------------------------------ -------------- --------------
          Common units:
             General partner                   150,000        150,000
             Limited partners               16,335,508     15,843,948
          ------------------------------ -------------- --------------
          Total                             16,485,508     15,993,948
          ------------------------------ -------------- --------------

8. Subsequent Events

In April 2004 we sold an outparcel of undeveloped land at our Branson, Missouri center. Net proceeds received were approximately $512,000 and a gain of approximately $223,000 was recorded in other income in the second quarter of 2004.

During the second quarter of 2004, the Company's Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the plan as the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). The Incentive Award Plan has been submitted to shareholders for approval at the Company's Annual Shareholders' Meeting on May 14, 2004. On April 27, 2004, certain executive officers were granted a total of 105,000 restricted shares of the Company's common shares subject to shareholder approval of the Incentive Award Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2004 with the three months ended March 31, 2003. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

- the ability to realize planned costs savings in acquisitions; and

- retention of earnings.

General Overview

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors
("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC is consolidated for financial reporting purposes under the provisions of Financial Accounting Standard Board Interpretation No. 46 ("FIN 46").

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized using the effective interest method over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the Company's issuance of 2.3 million common shares at $40.50 per share which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units and we expect that the transaction will be accretive to our operating results in 2004. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At March 31, 2004, we had ownership interests in or management responsibilities for 40 centers in 23 states totaling 9.3 million square feet compared to 34 centers in 21 states totaling 6.2 million square feet at March 31, 2003. The activity in our portfolio of properties since March 31, 2003 is summarized below:





                                                        No. of    GLA
                                                       Centers  (000's)   States
--------------------------------------------------------------------------------
As of March 31, 2003                                 34        6,214          21
   Acquisitions/Expansions:
       Sevierville, Tennessee (wholly-owned)        ---           35         ---
       Myrtle Beach Hwy 17, South Carolina          ---           64         ---
           (unconsolidated joint venture)
       Charter Oak portfolio (consolidated joint venture)
           Rehoboth, Delaware                         1          569           1
           Foley, Alabama                             1          536         ---
           Myrtle Beach Hwy 501, South Carolina       1          427         ---
           Hilton Head, South Carolina                1          393         ---
           Park City, Utah                            1          301           1
           Westbrook, Connecticut                     1          291           1
           Lincoln City, Oregon                       1          270           1
           Tuscola, Illinois                          1          258           1
           Tilton, New Hampshire                      1          228         ---
   Dispositions:
      Martinsburg, West Virginia (wholly-owned)      (1)         (49)        (1)
      Casa Grande, Arizona (wholly-owned)            (1)        (185)        (1)
      Bourne, Massachusetts (managed)                (1)         (23)        (1)
      Other                                          ---           4         ---
--------------------------------------------------------------------------------
As of March 31, 2004                                 40        9,333          23
--------------------------------------------------------------------------------

A summary of the operating results for the three months ended March 31, 2004 and 2003 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                              Three Months Ended
                                                                   March 31,
                                                               2004         2003
     ---------------------------------------------------------------------------
     GLA at end of period (000's)
        Wholly owned                                          5,302        5,497
        Partial owned (consolidated) (1)                      3,273          ---
        Partially owned (unconsolidated) (2)                    324          260
        Managed                                                 434          457
     ---------------------------------------------------------------------------
     Total GLA at end of period (000's)                       9,333        6,214
     Weighted average GLA (000's) (3)                         8,574        5,258
     Occupancy percentage at end of period (1) (2)              94%          95%
        Per square foot for wholly owned properties
     Revenues
        Base rentals                                         $ 3.74       $ 3.67
        Percentage rentals                                      .08          .07
        Expense reimbursements                                 1.42         1.58
        Other income                                            .10          .13
     ---------------------------------------------------------------------------
          Total revenues                                       5.34         5.45
     ---------------------------------------------------------------------------
     Expenses
        Property operating                                     1.60         1.84
        General and administrative                              .37          .46
        Depreciation and amortization                          1.44         1.36
     ---------------------------------------------------------------------------
               Total expenses                                  3.41         3.66
     ---------------------------------------------------------------------------
          Operating income                                     1.93         1.79
        Interest expense                                       1.03         1.27
     ---------------------------------------------------------------------------
     Income before equity in earnings of unconsolidated
      joint ventures, minority interest and
      discontinued operations                                 $ .90        $ .52
     ---------------------------------------------------------------------------

(1) Includes the nine centers from the Charter Oak portfolio acquired on December 19, 2003 of which Tanger owns a one-third interest through a joint venture arrangement.
(2) Includes Myrtle Beach, South Carolina Hwy 17 property which we operate through a 50% ownership joint venture.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation.. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of March 31, 2004.

                                                                     Mortgage
                                                                       Debt
                                                                  Outstanding
                                          GLA          %     (000's) as of March
                   Location            (sq. ft.)    Occupied        31, 2004
       -------------------------------------------------------------------------
       Riverhead, NY (1)                 729,238        99             $  ---
       Rehoboth, DE (1)(3)               568,787        99             39,719
       Foley, AL (3)                     535,675        97             32,481
       San Marcos, TX                    442,486        92             37,130
       Myrtle Beach Hwy 501, SC (3)      427,472        96             23,062
       Sevierville, TN (1)               419,023       100                ---
       Hilton Head, SC (3)               393,094        88             18,630
       Commerce II, GA                   342,556        92             29,500
       Howell, MI                        325,231       100                ---
       Myrtle Beach Hwy 17, SC (1)(2)    324,333       100                ---
       Park City, UT (3)                 300,602        95             12,691
       Westbrook, CT (3)                 291,051        89             15,080
       Branson, MO                       277,883        97             24,000
       Williamsburg, IA                  277,230        96             18,967
       Lincoln City, OR (3)              270,280        93             10,487
       Tuscola, IL (3)                   258,114        78             20,352
       Lancaster, PA                     255,152        95             14,089
       Locust Grove, GA                  247,454        98                ---
       Gonzales, LA                      245,199        93                ---
       Tilton, NH (3)                    227,966        96             13,104
       Fort Meyers, FL                   198,789        86                ---
       Commerce I, GA                    185,750        69              7,687
       Terrell, TX                       177,490        96                ---
       Dalton, GA                        173,430        79             10,868
       Seymour, IN                       141,051        80                ---
       North Branch, MN                  134,480       100                ---
       West Branch, MI                   112,420       100              6,899
       Barstow, CA                       108,950        88                ---
       Blowing Rock, NC                  105,448        93              9,481
       Pigeon Forge, TN (1)               94,558        88                ---
       Nags Head, NC                      82,178       100              6,434
       Boaz, AL                           79,575        97                ---
       Kittery I, ME                      59,694       100              6,184
       LL Bean, North Conway, NH          50,745       100                ---
       Kittery II, ME                     24,619       100                ---
       Clover, North Conway, NH           11,000       100                ---
       ----------------------------------------------------------------------
                                       8,899,003        94            356,845
       Debt premium                                                    11,242
       --------------------------------------------------------- --------------
                                                                      368,087
       ========================================== ===== ======== ==============
(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $29.7 million of construction loan debt as of March 31, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

Base rentals increased $12.8 million, or 66%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the acquisition of the COROC portfolio of outlet center properties. Base rent per weighted average GLA increased by $.07 per square foot from $3.67 per square foot in the 2003 period to $3.74 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the portfolio average. The overall portfolio occupancy at March 31, 2004 decreased 1% from 95% to 94% compared to March 31, 2003. Three centers experienced a negative occupancy trend of at least 10% from March 31, 2003 to March 31, 2004 offset by one center which experienced a positive occupancy gain of at least 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $318,000 or 81%, and on a weighted average GLA basis, increased $.01 per square foot in 2004 compared to 2003. The increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2004 were $306 per square foot. This represents a 4% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 89% and 86% in the 2004 and 2003 periods, respectively. The increase is due to higher reimbursement rates at the COROC properties.

Other income increased $197,000, or 30%, in 2004 compared to 2003 and on a weighted average GLA basis, decreased $.03 per square foot from $.13 to $.10. The overall increase is due primarily to increases in vending income and management fees. The decrease is due to the COROC portfolio having a lower per square foot average for other income. As the vending programs at the COROC properties become fully operational we expect vending revenues from these centers to increase.

Property operating expenses increased by $4.0 million, or 41%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.24 per square foot from $1.84 to $1.60. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC properties per square foot being lower than the portfolio average for the first quarter.

General and administrative expenses increased $731,000, or 30%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8.5% in the 2003 to 6.9% in 2004 and, on a weighted average GLA basis, decreased from $.46 per square foot in the 2003 period to $.37 per square foot in the 2004 period.

Interest expense increased $2.1 million, or 32%, during the 2004 period as compared to 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the Charter Oak Partners' portfolio.

Depreciation and amortization per weighted average GLA increased from $1.36 per square foot in the 2003 period to $1.44 per square foot in the 2004 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years). Also, certain assets in the acquisition of the COROC properties in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") were allocated to lease costs which are amortized over shorter lives than building costs.

Equity in earnings from unconsolidated joint ventures increased $73,000, or 79%, in the 2004 period compared to the 2003 period due to the TWMB Associates, LLC ("TWMB"), outlet center in Myrtle Beach, South Carolina having 64,000 more square feet of GLA open in the 2004 period versus the 2003 period. TWMB is an unconsolidated joint venture in which we have a 50% ownership interest.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for the 2003 period presented because of the sale of Martinsburg, West Virginia and Casa Grande, Arizona centers during that time.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.1 million and $8.9 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by operating activities is due primarily to the incremental income from the COROC acquisition in December 2003. Net cash used in investing activities was $2.4 and $3.3 million during the first three months of 2004 and 2003, respectively. Net cash used in financing activities was $16.8 million and $6.5 million during the first three months of 2004 and 2003, respectively. Cash used was higher in 2004 due primarily to increased distributions in 2004 compared to 2003, debt repayments and distributions paid to the minority interest partner in our consolidated joint venture.

Development and Dispositions

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in late 2005 or early 2006.

In April 2004 we sold an outparcel of undeveloped land at our Branson, Missouri center. Net proceeds received were approximately $512,000 and a gain of approximately $223,000 was recorded in other income in the second quarter of 2004.

Joint Ventures

TWMB Associates, LLC

TWMB is currently underway with a 79,000 square foot third phase expansion of the Myrtle Beach center with an estimated cost of the expansion of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. We and our partner each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. Upon completion of this third phase in 2004, TWMB's Myrtle Beach center will total 403,000 square feet. At March 31, 2004, commitments for construction of the third phase expansion amounted to $2.2 million. Commitments for construction represent only those costs contractually required to be paid by TWMB.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of March 31, 2004 the construction loan had a balance of $29.7 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by both partners.

Either partner in TWMB has the right to initiate the sale or purchase of the other party's interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either partner enacts this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of our partner's interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach, South Carolina area.

Deer Park Enterprise, LLC

Deer Park Enterprise, LLC ("Deer Park") is a joint venture agreement in which we have a one-third ownership interest entered into by us in September 2003 with two other members for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants with the initial phase scheduled for delivery in late 2006 or early 2007.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or disposals of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations.

Financing Arrangements

At March 31, 2004, approximately 30% of our outstanding long-term debt represented unsecured borrowings and approximately 35% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2004 was 7.30%.

In December 2003, the Company completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2,300,000 limited partnership units. The net proceeds were used together with other available funds to finance our portion of the equity required to purchase the COROC portfolio of outlet shopping centers as mentioned in General Overview above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 of the Company's common shares at the offering price of $40.50 per share. The Company received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. Prior to the Company's common share offerings in 2002, 2003 and 2004, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. We intend to restock this shelf up to its $400 million level during 2004. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $100 million at March 31, 2004. All of our lines of credit have maturity dates of June 30, 2005. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

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

On April 15, 2004, our Board of Trustees declared a $.6250 cash distribution per common unit payable on May 14, 2004 to each unitholder of record on April 30, 2004.

Critical Accounting Policies and Estimates

Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2004.

Funds from Operations ("FFO")

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

FFO has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

- FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

- FFO does not reflect changes in, or cash requirements for, our working capital needs;

- Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

- FFO may reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and

- Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the Statements of Cash Flow included in our consolidated financial statements.

Below is a calculation of FFO for the three months ended March 31, 2004 and 2003 and other data for those respective periods (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                              2004          2003
  ------------------------------------------------------------------------------
  Funds from Operations:
    Net income                                               $ 1,242      $2,769
    Adjusted for:
      Minority interest adjustment - consolidated
       joint venture                                              33         ---
      Depreciation and amortization
        attributable to discontinued operations                 ---          201
      Depreciation and amortization uniquely significant
        to real estate - wholly owned                         12,318       7,054
      Depreciation and amortization uniquely significant
        to real estate - unconsolidated joint venture            300         254
  ------------------------------------------------------------------------------
           Funds from operations                           $13,893       $10,278
  ------------------------------------------------------------------------------

  Weighted average units outstanding (1)                    16,500        13,153
  ------------------------------------------------------------------------------

(1)  Assumes preferred units and unit options are all converted to common units.

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

During 2004, we have approximately 1,790,000 square feet, or 20% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2004, we have renewed approximately 756,000 square feet, or 42% of the square feet scheduled to expire in 2004. The existing tenants have renewed at an average base rental rate approximately 8% higher than the expiring rate. We also re-tenanted approximately 131,000 square feet of vacant space during the first three months of 2004 at an 8% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.8% of our combined base and percentage rental revenues for the three months ended March 31, 2004. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of March 31, 2004 and 2003, our centers were 94% and 95% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2004, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2004, TWMB would have paid approximately $112,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $80,000 to approximately $192,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2004 was $546.7 million and its recorded value was $520.4 million. A 1% increase from prevailing interest rates at March 31, 2004 would result in a decrease in fair value of total long-term debt by approximately $9.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer and Assistant Secretary, Frank C. Marchisello, Jr., of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on March 31, 2004 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the three months ended March 31, 2004:

     Current Report on Form 8-K dated February 24, 2004 to furnish the December 31, 2003 Supplemental Operating and Financial Data

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


                                           TANGER PROPERTIES LIMITED PARTNERSHIP

                                  By:      Tanger GP Trust, its general partner


                                  By:       /s/ Frank C. Marchisello Jr.
                                           ----------------------------
                                           Frank C. Marchisello, Jr.
                                           Treasurer and Assistant Secretary


DATE: May 7, 2004

                                  Exhibit Index


Exhibit No.                                     Description
--------------------------------------------------------------------------------

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