Form 10-Q
period 2004-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2004-11-09
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

    Consolidated Statements of Operations
       For the three and nine months ended September 30, 2004 and 2003     3

    Consolidated Balance Sheets
       As of September 30, 2004 and December 31, 2003                      4

    Consolidated Statements of Cash Flows
       For the nine months ended September 30, 2004 and 2003               5

    Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       28

Item 4.  Controls and Procedures                                          29

                           Part II. Other Information

Item 1.  Legal proceedings                                                29

Item 6.  Exhibits and Reports on Form 8-K                                 29

Signatures                                                                30


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                               2004         2003              2004        2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)                   (unaudited)
REVENUES
  Base rentals                                                              $32,879      $19,124          $ 96,380    $ 56,534
  Percentage rentals                                                          1,289          774             2,958       1,717
  Expense reimbursements                                                     13,060        8,028            37,956      24,081
  Other income                                                                1,816        1,040             5,054       2,478
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        49,044       28,966           142,348      84,810
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                         14,953        9,527            43,095      28,472
  General and administrative                                                  3,346        2,489             9,757       7,367
  Depreciation and amortization                                              14,042        6,734            39,154      20,361
-------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        32,341       18,750            92,006      56,200
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             16,703       10,216            50,342      28,610
  Interest expense                                                            8,919        6,427            26,684      19,707
-------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
minority interest and discontinued operations                                 7,784        3,789            23,658       8,903
Equity in earnings of unconsolidated joint ventures                             359          267               799         639
Minority interest in consolidated joint venture                              (7,198)         ---           (20,410)        ---
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               945        4,056             4,047       9,542
Discontinued operations                                                      (3,409)         490              (683)        695
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            (2,464)       4,546             3,364      10,237
Less applicable preferred unit distributions                                    ---          ---               ---        (806)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) available to common unitholders                               $(2,464)     $ 4,546          $  3,364    $  9,431
Income (loss) allocated to limited partners                                 $(2,442)     $ 4,495          $  3,333    $  9,321
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) allocated to general partner                                  $   (22)     $    51          $     31    $    110
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income from continuing operations                                         $   .06      $   .30          $    .25    $    .68
  Net income (loss)                                                         $  (.15)     $   .34          $    .20    $    .74
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income from continuing operations                                         $   .06      $   .30          $    .24    $    .67
  Net income (loss)                                                         $  (.15)     $   .33          $    .20    $    .73
-------------------------------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                          $ .6250      $ .6150          $ 1.8650    $ 1.8425
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,       December 31,
                                                                                                 2004                2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)
ASSETS
 Rental Property
   Land                                                                                      $ 113,869           $ 119,833
   Buildings, improvements and fixtures                                                        956,109             958,720
----------------------------------------------------------------------------------------------------------------------------
                                                                                             1,069,978           1,078,553
   Accumulated depreciation                                                                   (215,172)           (192,698)
----------------------------------------------------------------------------------------------------------------------------
   Rental property, net                                                                        854,806             885,855
 Cash and cash equivalents                                                                      27,101               9,864
 Deferred charges, net                                                                          60,958              68,568
 Other assets                                                                                   19,258              22,528
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                            $ 962,123           $ 986,815
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND PARTNERS' EQUITY
Liabilities
 Debt
   Senior, unsecured notes                                                                   $ 147,509           $ 147,509
   Mortgages payable (including a debt premium of $9,976 and $11,852, respectively)            310,483             370,160
   Unsecured note                                                                               53,500                 ---
   Lines of credit                                                                                 ---              22,650
----------------------------------------------------------------------------------------------------------------------------
                                                                                               511,492             540,319
 Construction trade payables                                                                    10,361               4,345
 Accounts payable and accrued expenses                                                          17,116              17,403
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                         538,969             562,067
----------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest in consolidated joint venture                                                221,400             218,148
----------------------------------------------------------------------------------------------------------------------------
Partners' equity
 General partner                                                                                   700                 949
 Limited partner                                                                               205,278             205,733
 Deferred compensation                                                                          (4,224)                ---
 Accumulated other comprehensive loss                                                              ---                 (82)
----------------------------------------------------------------------------------------------------------------------------
     Total partners' equity                                                                    201,754             206,600
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities, minority interest and partners' equity                              $ 962,123           $ 986,815
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


             TANGER PROPERTIES LIMITED PARTNERHSIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                Nine Months Ended
                                                                                                    September 30,
                                                                                                 2004           2003
--------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
OPERATING ACTIVITIES
 Net income                                                                                   $ 3,364        $10,237
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization (including discontinued operations)                           39,706         21,552
   Amortization of deferred financing costs                                                     1,107            955
   Equity in earnings of unconsolidated joint ventures                                           (799)          (639)
   Consolidated joint venture minority interest                                                20,410            ---
   Compensation expense related to restricted shares and share options granted                  1,239             76
   Amortization of premium on assumed indebtedness                                             (1,879)           ---
   Loss on sale of real estate (included in discontinued operations)                            1,460            735
   Gain on sale of outparcels of land                                                          (1,391)           ---
    Net accretion of market rent rate adjustment                                                 (647)           ---
   Straight-line base rent adjustment                                                            (300)           147
   Increase (decrease) due to changes in:
     Other assets                                                                                (956)           529
     Accounts payable and accrued expenses                                                       (205)          (885)
--------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activites                                                  61,109         32,707
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                                  (9,943)        (7,970)
 Acquisition of rental property                                                                   ---         (4,700)
 Additions to investments in unconsolidated joint ventures                                        ---           (952)
 Additions to deferred lease costs                                                             (1,450)        (1,188)
 Net proceeds from sale of real estate                                                         20,255          2,076
 Decrease in escrow from rental property purchase                                                 ---          4,006
 Distributions received from unconsolidated joint ventures                                      1,525          1,125
--------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                       10,387         (7,603)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash dividends paid                                                                          (30,780)       (24,184)
 Distributions to consolidated joint venture minority interest                                (17,158)           ---
 Contribution from sole shareholder of general partner                                         13,173            ---
 Payments for redemption of preferred units                                                       ---           (372)
 Proceeds from issuance of debt                                                                43,350         73,657
 Repayments of debt                                                                           (70,298)       (91,329)
 Additions to deferred financing costs                                                           (621)          (521)
 Proceeds from exercise of unit options                                                         8,075         16,777
--------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                    (54,259)       (25,972)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                      17,237           (868)
Cash and cash equivalents, beginning of period                                                  9,864          1,068
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                      $27,101        $   200
--------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash activities:
We purchase capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2004 and 2003 amounted to $10,361 and $7,188, respectively.
We recognized charges to deferred compensation related to the Company's issuance of restricted common shares and our issuance of unit options in the 2004 period of $5,422.

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

1.   Business

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns, operates and manages factory outlet centers. At September 30, 2004, we had ownership interests in or management responsibilities for 37 centers in 23 states totaling 9.2 million square feet of gross leasable area ("GLA"). We are controlled by Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as sole shareholder of our general partner, Tanger GP Trust. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

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

The accompanying unaudited consolidated financial statements include our accounts and our wholly-owned subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim unaudited consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions. These investments are included in other assets in our consolidated balance sheets.

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

3.   Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of September 30, 2004 and December 31, 2003 was $6.9 million and $7.5 million, respectively. These investments include our 50% ownership investment in TWMB and our one-third ownership interest in Deer Park.


Our investment in TWMB is reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recorded in other income from services provided to TWMB during the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  2004         2003         2004         2003
--------------------------- ----------- ------------ ------------ ------------
Fee:
   Management                     $ 91         $ 37        $ 228        $ 105
   Leasing                          42           40          181          173
   Development                       8           (6)          30            4
--------------------------- ----------- ------------ ------------ ------------
Total Fees                        $141         $ 71        $ 439        $ 282
--------------------------- ----------- ------------ ------------ ------------

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


During the second quarter of 2004, TWMB completed the construction of a 78,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of September 30, 2004, 66,000 square feet were open with the remainder of the stores scheduled to open during 2004. The completion of this expansion brings the total gross leasable area of TWMB's Myrtle Beach center to approximately 402,000 square feet.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2004, the construction loan had a balance of $34.0 million.

Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):



Summary Balance Sheets                              As of            As of
 - Unconsolidated Joint Ventures:               September 30,     December 31,
                                                     2004             2003
--------------------------------------------- --------------- ---------------
Assets:
    Operating real estate at cost, net               $41,842         $36,096
    Other real estate investment (1)                  26,773          27,803
--------------------------------------------- --------------- ---------------
        Total real estate                             68,615          63,899
    Cash and cash equivalents                          2,184           4,145
    Deferred charges, net                              2,076           1,652
    Other assets                                       3,168           3,277
--------------------------------------------- --------------- ---------------
        Total assets                                 $76,043         $72,973
--------------------------------------------- --------------- ---------------
Liabilities and Owners' Equity:
    Mortgages payable                                $59,233         $54,683
    Construction trade payables                        1,328           1,164
    Accounts payable and other liabilities               730             564
--------------------------------------------- --------------- ---------------
        Total liabilities                             61,291          56,411
    Owners' equity                                    14,752          16,562
--------------------------------------------- --------------- ---------------
        Total liabilities and owners' equity         $76,043         $72,973
--------------------------------------------- --------------- ---------------

(1) Other real estate investment represents a development property that generates net income considered incidental to its intended future operation as an outlet center. As such, the net income generated from this property is recorded as a reduction to the carrying value of the property.


                                                                 Three Months Ended             Nine Months Ended
Consolidated Statements of Operations -                             September 30,                 September 30,
Unconsolidated Joint Ventures                                    2004           2003           2004            2003
-------------------------------------------------- ------------------- -------------- -------------- ---------------

Revenues                                                       $2,682         $2,195         $7,264          $6,080
-------------------------------------------------- ------------------- -------------- -------------- ---------------

Expenses:
   Property operating                                             918            725          2,639           2,211
   General and administrative                                       8              1             21              21
   Depreciation and amortization                                  723            599          1,977           1,679
-------------------------------------------------- ------------------- -------------- -------------- ---------------
        Total expenses                                          1,649          1,325          4,637           3,911
-------------------------------------------------- ------------------- -------------- -------------- ---------------
Operating income                                                1,033            870          2,627           2,169
Interest expense                                                  346            372          1,131             991
-------------------------------------------------- ------------------- -------------- -------------- ---------------
Net income                                                     $  687         $  498         $1,496          $1,178
-------------------------------------------------- ------------------- -------------- -------------- ---------------

Tanger's share of:
-------------------------------------------------- ------------------- -------------- -------------- ---------------
Net income                                                     $  359         $  267         $  799          $  639
Depreciation                                                      351            287            955             808
-------------------------------------------------- ------------------- -------------- -------------- ---------------

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


In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million, which is included in discontinued operations for the three and nine months ended September 30, 2004.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million, which is included in discontinued operations for the nine months ended September 30, 2004.

In May and October 2003 respectively, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate related to the Martinsburg sale of approximately $735,000 which is included in discontinued operations for the nine months ended September 30, 2003.

Below is a summary of the results of operations of these properties (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                            2004        2003         2004          2003
--------------------------------------------------- ------------- ----------- ------------ -------------
Base rentals                                             $   279      $  947      $ 1,453        $3,034
Percentage rentals                                             2          20            4            26
Expense reimbursements                                       112         391          618         1,253
Other income                                                  10          32           28            72
--------------------------------------------------- ------------- ----------- ------------ -------------
     Total revenues                                          403       1,390        2,103         4,385

Property operating expenses                                  151         546          755         1,756
General and administrative                                    11           3           17             8
Depreciation and amortization                                106         351          554         1,191
--------------------------------------------------- ------------- ----------- ------------ -------------
       Total expenses                                        268         900        1,326         2,955
--------------------------------------------------- ------------- ----------- ------------ -------------
Income before loss on sale of real estate                    135         490          777         1,430
Loss on sale of real estate                               (3,544)        ---       (1,460)         (735)
--------------------------------------------------- ------------- ----------- ------------ -------------
Discontinued operations                                  $(3,409)     $  490       $ (683)       $  695
--------------------------------------------------- ------------- ----------- ------------ -------------


During the second and third quarters of 2004, we sold a total of four outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; Gonzales, Louisiana and West Branch, Michigan centers, respectively. Net proceeds received were approximately $2.7 million and a gain of approximately $1.4 million was recorded in other income.

5.   Debt

During the third quarter of 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing our total committed unsecured lines of credit to $125 million. In addition, we have completed the extension of the maturity dates on all of our lines of credit until June of 2007. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.


The Dalton, Georgia property, as mentioned above in Footnote 4, served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

6.   Other Comprehensive Income - Derivative Financial Instruments


TWMB's interest rate swap agreement, which had been designated as a cash flow hedge expired during the third quarter of 2004 and therefore the fair value of the swap became zero resulting in a change in fair value of $20,000 for the quarter. During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. For the three and nine months ended September 30, 2004, the change in the fair value of the derivative instrument is recorded as $20,000 and $82,000, respectively, of other comprehensive income.

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        2004         2003         2004           2003
------------------------------------------------- ----------- ------------ ------------ --------------

Net income (loss)                                   $ (2,464)      $4,546      $ 3,364        $10,237

------------------------------------------------- ----------- ------------ ------------ --------------
Other comprehensive income:
     Change in fair value of our portion of
        TWMB cash flow hedge                              20           31           82             21
     Change in fair value of cash flow hedge,            ---          ---          ---             98
------------------------------------------------- ----------- ------------ ------------ --------------
         Other comprehensive income                       20           31           82            119
------------------------------------------------- ----------- ------------ ------------ --------------

Total comprehensive income (loss)                   $ (2,444)      $4,577      $ 3,446        $10,356

------------------------------------------------- ----------- ------------ ------------ --------------

7.   Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (in thousands, except per unit amounts):


                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,             September 30,
                                                                2004        2003        2004          2003
------------------------------------------------------- ------------- ----------- ----------- -------------
Numerator:
   Income from continuing operations                         $   945      $4,056      $4,047        $9,542
   Less applicable preferred unit distributions                  ---         ---         -- -         (806)
------------------------------------------------------- ------------- ----------- ----------- -------------
   Income from continuing operations available to
    common unitholders - basic and diluted                       945       4,056       4,047         8,736
   Discontinued operations                                    (3,409)        490        (683)          695
------------------------------------------------------- ------------- ----------- ----------- -------------
   Net income (loss) available to common shareholders
     - basic and diluted                                     $(2,464)     $4,546      $3,364        $9,431
------------------------------------------------------- ------------- ----------- ----------- -------------
Denominator:
   Basic weighted average common units                        16,645      13,437      16,518        12,763
   Effect of outstanding unit options                             49         178          84           212
   Effect of unvested restricted share awards                     11         ---           9           ---
------------------------------------------------------- ------------- ----------- ----------- -------------
   Diluted weighted average common units                      16,705      13,615      16,611        12,975

Basic earnings per common unit:
Income from continuing operations                              $ .06       $ .30       $ .25         $ .68
Discontinued operations                                         (.21)        .04        (.05)          .06
------------------------------------------------------- ------------- ----------- ----------- -------------
Net income (loss)                                              $(.15)      $ .34       $ .20         $ .74

Diluted earnings per common unit:
Income from continuing operations                              $ .06       $ .30       $ .24         $ .67
Discontinued operations                                         (.21)        .03        (.04)          .06
------------------------------------------------------- ------------- ----------- ----------- -------------
Net income (loss)                                              $(.15)      $ .33       $ .20         $ .73
------------------------------------------------------- ------------- ----------- ----------- -------------

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of the Company. Options excluded totaled 284,200 for the three months ended September 30, 2004 and 156,496 for the nine months ended September 30, 2004. There were no options excluded from the computation for the three and nine months ended September 30, 2003. For the nine months ended September 30, 2003, the assumed conversion of preferred units to common units as of the beginning of the year would have been anti-dilutive.

At September 30, 2004 and December 31, 2003, the ownership interests of the Operating Partnership consisted of the following:

                                                    2004           2003
      ------------------------------------ -------------- --------------
      Common units:
         General partner                         150,000        150,000
         Limited partners                     16,601,513     15,843,948
      ------------------------------------ -------------- --------------
           Total                              16,751,513     15,993,948
      ------------------------------------ -------------- --------------

8.   Partners' Equity

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

9.   Employee Benefit Plans

During the second quarter of 2004, the Company's Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). The Incentive Award Plan was approved by a vote of shareholders at the Company's Annual Shareholders' Meeting. The Board of Directors approved the grant of 106,125 restricted common shares to the independent directors and certain employees of the Operating Partnership in April 2004. As a result of the granting of the restricted common shares and since the Operating Partnership will issue a unit for every restricted share that vests, we recorded a charge to deferred compensation of $4.1 million in the partners' equity section of the consolidated balance sheet. During the second and third quarters, we recognized expense related to the amortization of the deferred compensation of approximately $1.1 million in accordance with the vesting schedule of the restricted shares.

10.  Subsequent Events

On October 25, 2004, we repaid $47.5 million, 7.875% unsecured notes at maturity, using approximately $20.2 million in net proceeds from the sale of the three properties and four parcels of land during the first nine months of 2004, plus other funds available under our unsecured lines of credit.

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

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three and nine months ended September 30, 2004 with the three and nine months ended September 30, 2003. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized using the effective interest method over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the issuance of 2.3 million common shares at $40.50 per share. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At September 30, 2004, we had ownership interests in or management responsibilities for 37 centers in 23 states totaling 9.2 million square feet compared to 33 centers in 20 states totaling 6.3 million square feet at September 30, 2003. The activity in our portfolio of properties since September 30, 2003 is summarized below:


                                                                             No. of         GLA
                                                                            Centers        (000's)     States
--------------------------------------------------------------------- ---------------- ------------ -----------
As of September 30, 2003                                                           33        6,258          20
     Acquisitions/Expansions:
         Myrtle Beach Hwy 17, South Carolina -                                    ---           72         ---
              (unconsolidated joint venture)
         Charter Oak portfolio (consolidated joint venture)
              Rehoboth, Delaware                                                    1          569           1
              Foley, Alabama                                                        1          536         ---
              Myrtle Beach Hwy 501, South Carolina                                  1          427         ---
              Hilton Head, South Carolina                                           1          393         ---
              Park City, Utah                                                       1          301           1
              Westbrook, Connecticut                                                1          291           1
              Lincoln City, Oregon                                                  1          270           1
              Tuscola, Illinois                                                     1          258           1
              Tilton, New Hampshire                                                 1          228         ---
     Dispositions:
         Bourne, Massachusetts (managed)                                           (1)         (23)         (1)
         Casa Grande, Arizona (wholly-owned)                                       (1)        (185)         (1)
         Clover, New Hampshire (wholly-owned)                                      (1)         (11)        ---
         LLBean, New Hampshire (wholly-owned)                                      (1)         (51)        ---
         Dalton, Georgia (wholly-owned)                                            (1)        (173)        ---

--------------------------------------------------------------------- ---------------- ------------ ------------
As of September 30, 2004                                                           37        9,160          23
--------------------------------------------------------------------- ---------------- ------------ ------------

A summary of the operating results for the three and nine months ended September 30, 2004 and 2003 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                                   Three Months Ended         Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                    2004         2003         2004          2003
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
GLA at end of period (000's)
     Wholly owned                                                                  5,066        5,483        5,066         5,483
     Partially-owned (consolidated) (1)                                            3,271          ---        3,271           ---
     Partially owned (unconsolidated) (2)                                            391          318          391           318
     Managed                                                                         432          457          432           457
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                                 9,160        6,258        9,160         6,258
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
Weighted average GLA (000's) (3)                                                   8,338        5,051        8,338         5,034
Occupancy percentage at end of period (1) (2)                                        96%          95%          96%           95%

Per square foot for wholly owned and partially owned (consolidated) properties
Revenues
   Base rentals                                                                    $3.95        $3.79       $11.56        $11.23
   Percentage rentals                                                                .15          .15          .35           .34
   Expense reimbursements                                                           1.56         1.59         4.55          4.78
   Other income                                                                      .22          .20          .61           .49
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
     Total revenues                                                                 5.88         5.73        17.07         16.84
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
Expenses
   Property operating                                                               1.79         1.89         5.17          5.66
   General and administrative                                                        .40          .49         1.17          1.46
   Depreciation and amortization                                                    1.69         1.33         4.70          4.04
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
     Total expenses                                                                 3.88         3.71        11.04         11.16
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
Operating income                                                                    2.00         2.02         6.03          5.68
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
   Interest expense                                                                 1.07         1.27         3.20          3.91
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint ventures,
minority interest and discontinued operations                                      $ .93        $ .75       $ 2.83        $ 1.77
---------------------------------------------------------------------- ----- ------------ ------------ ------------ -------------

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

The table set forth below summarizes certain information related to GLA and occupancy with respect to our existing centers in which we have an ownership interest as of September 30, 2004.




                                                     GLA               %
                      Location                    (sq. ft.)         Occupied
     ------------------------------------------- ----------- ----- -----------
     Riverhead, NY (1)                              729,238             99
     Rehoboth, DE (1) (3)                           568,873             99
     Foley, AL (3)                                  535,675             99
     San Marcos, TX                                 442,486             97
     Myrtle Beach Hwy 501, SC (3)                   427,388             96
     Sevierville, TN (1)                            419,023            100
     Hilton Head, SC (3)                            393,094             91
     Myrtle Beach Hwy 17, SC (1) (2)                390,547            100
     Commerce II, GA                                342,556             98
     Howell, MI                                     324,631            100
     Park City, UT (3)                              300,602             97
     Westbrook, CT (3)                              291,051             93
     Branson, MO                                    277,883            100
     Williamsburg, IA                               277,230             97
     Lincoln City, OR (3)                           270,280             95
     Tuscola, IL (3)                                256,514             76
     Lancaster, PA                                  255,152             99
     Locust Grove, GA                               247,454             98
     Gonzales, LA                                   245,199             97
     Tilton, NH (3)                                 227,966             98
     Fort Meyers, FL                                198,789             87
     Commerce I, GA                                 185,750             68
     Terrell, TX                                    177,490             97
     Seymour, IN                                    141,051             85
     North Branch, MN                               134,480            100
     West Branch, MI                                112,420            100
     Barstow, CA                                    108,950            100
     Blowing Rock, NC                               105,332            100
     Pigeon Forge, TN (1)                            94,694             96
     Nags Head, NC                                   82,178            100
     Boaz, AL                                        79,575             95
     Kittery I, ME                                   59,694            100
     Kittery II, ME                                  24,619            100
     ------------------------------------------- ----------- ----- --------
                                                  8,727,864             96
     ========================================== ============ ===== ========

(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $34.0 million of construction loan debt as of September 30, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

     The table set forth below summarizes certain information related to GLA and debt with respect to our existing centers in which we have an ownership interest as of September 30, 2004.

                                             Mortgage
                                           Debt (000's)
                                              as of
                                 GLA        September    Interest    Maturity
Location                      (sq. ft.)     30, 2004       Rate        Date
------------------------ -------------- -------------- ---------- ------------
Lancaster, PA                  255,152       $ 13,903     9.770%    4/10/2005

Commerce I, GA                 185,750          7,426     9.125%    9/10/2005

Williamsburg, IA               277,230
San Marcos I, TX               221,049
West Branch, MI                112,420
Kittery I, ME                   59,694
------------------------ -------------- -------------- ---------- ------------
                               670,693         60,739     7.875%    4/01/2009

San Marcos II, TX              221,437         18,513     7.980%    4/01/2009

Blowing Rock, NC               105,332          9,405     8.860%    9/01/2010

Nags Head, NC                   82,178          6,382     8.860%    9/01/2010

Rehoboth  Beach, DE            568,873
Foley, AL                      535,675
Myrtle Beach Hwy 501, SC       427,388
Hilton Head, SC                393,094
Park City, UT                  300,602
Westbrook, CT                  291,051
Lincoln City, OR               270,280
Tuscola, IL                    256,514
Tilton, NH                     227,966
------------------------ -------------- -------------- ---------- ------------
                             3,271,443        184,139     6.590%    7/10/2008
Debt premium                                    9,976
--------------------------------------- -------------- ---------- ------------
Totals                       4,791,985       $310,483
======================================= ============== ========== ============

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Base rentals increased $13.8 million, or 72%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.16 per square foot from $3.79 per square foot in the 2003 period to $3.95 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at September 30, 2004 increased 1% from 95% to 96% compared to September 30, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded an increase of $277,000 to rental income for net amortization of market leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. For the period from September 30, 2003 to September 30, 2004, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $515,000 or 67%, and on a weighted average GLA basis, remained at $.15 per square foot in the 2004 and 2003 periods. The dollar increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2004 were $309 per square foot. This represents a 4% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 84% in the 2004 and 2003 periods, respectively. The increase in this percentage is due to higher reimbursement rates at the COROC portfolio.

Other income increased $776,000, or 75%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.02 per square foot from $.20 to $.22. Other income in the 2004 period includes a gain from the sale of one outparcel of land of $172,000 compared to no outparcel sales in the 2003 period. The remaining increase is primarily attributable to the COROC portfolio acquisition and increases in vending and management income.

Property operating expenses increased by $5.4 million, or 57%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.10 per square foot from $1.89 to $1.79. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average for the third quarter.

General and administrative expenses increased $857,000, or 34%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 9% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $.49 per square foot in the 2003 period to $.40 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $1.33 per square foot in the 2003 period to $1.69 per square foot in the 2004 period due certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") which were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Interest expense increased $2.5 million, or 39%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Equity in earnings from unconsolidated joint ventures increased $92,000, or 34%, in the 2004 period compared to the 2003 period due to the TWMB Associates, LLC ("TWMB"), outlet center in Myrtle Beach, South Carolina having approximately 72,000 more square feet of GLA open in the 2004 period versus the 2003 period. TWMB is an unconsolidated joint venture in which we have a 50% ownership interest.

Consolidated joint venture minority interest amounted to $7.2 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations resulted in a net loss of $3.4 million in 2004 due mainly to the sale of the Dalton, Georgia property at a loss on sale of real estate of approximately $3.5 million.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Base rentals increased $39.8 million, or 70%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.33 per square foot from $11.23 per square foot in the 2003 period to $11.56 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at September 30, 2004 increased 1% from 95% to 96% compared to September 30, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded an increase of $647,000 to rental income for net amortization of market leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. For the period from September 30, 2003 to September 30, 2004, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.2 million or 72%, and on a weighted average GLA basis, increased $.01 per square foot in the 2004 period to $.35 compared to $.34 in the 2003 period. The increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2004 were $309 per square foot. This represents a 4% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 85% in the 2004 and 2003 periods, respectively. The increase in this percentage is due to higher reimbursement rates at the COROC properties.

Other income increased $2.6 million, or 104%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.12 per square foot from $.49 to $.61. Other income in the 2004 period includes gains from the sales of four outparcels of land of $1.4 million. In the 2003 period there were no sales of outparcels of land. The remaining increase is primarily attributable to the COROC portfolio acquisition and increases in vending and management income.

Property operating expenses increased by $14.6 million, or 51%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.49 per square foot from $5.66 to $5.17. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average for the first nine months of 2004.

General and administrative expenses increased $2.4 million, or 32%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 9% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $1.46 per square foot in the 2003 period to $1.17 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $4.04 per square foot in the 2003 period to $4.70 per square foot in the 2004 period due to certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") which were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Interest expense increased $7.0 million, or 35%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Equity in earnings from unconsolidated joint ventures increased $160,000, or 25%, in the 2004 period compared to the 2003 period due to the TWMB having approximately 72,000 more square feet of GLA open in the 2004 period versus the 2003 period.

Consolidated joint venture minority interest amounted to $20.4 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations resulted in a loss of approximately $683,000 due mainly to the loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million offset by the gain on sale of the Clover and LLBean, New Hampshire properties of approximately $2.1 million in the 2004 period. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center which was sold at a loss of approximately $735,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $61.1 million and $32.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operating activities is due primarily to the incremental income from the COROC acquisition in December 2003. Net cash provided by (used in) investing activities was $10.4 million and ($7.6) million during the first nine months of 2004 and 2003, respectively. The increase of $18.0 million in cash provided by investing activities is primarily due to the proceeds received from sales of real estate totaling $20.3 million. Net cash used in financing activities was $54.3 million and $26.0 million during the first nine months of 2004 and 2003, respectively. Cash used for financing activities was higher in 2004 due primarily to increased distributions in 2004 compared to 2003, debt repayments and distributions paid to the minority interest partner in our consolidated joint venture offset by proceeds from the sale of common shares by the Company.

Our consolidated cash balance increased $26.9 million from September 30, 2003 to September 30, 2004 due primarily to: cash held in reserve at our consolidated joint venture, COROC; proceeds from the sales of our North Conway, New Hampshire properties and Dalton, Georgia property; and the sale of four outparcels of undeveloped land during the first nine months of 2004; the proceeds from which were used to help fund our repayment of the $47.5 million of bond debt which matured in October 2004.

Development and Dispositions

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

Property Dispositions

In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million which is included in discontinued operations for the three and nine months ended September 30, 2004

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million which is included in discontinued operations for the three and nine months ended September 30, 2004.

Outparcels

During the first nine months of 2004 we sold four outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; Gonzales, Louisiana; and West Branch, Michigan centers respectively. Net proceeds received were approximately $2.7 million and a gain of approximately $1.4 million was recorded in other income.

Joint Ventures

TWMB Associates, LLC

TWMB, an unconsolidated joint venture in which we have a 50% ownership interest, consists of one center located in Myrtle Beach, South Carolina. We provide operating, management, leasing and marketing services to the property for a fee. During the second quarter, TWMB completed the construction of a 78,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of September 30, 2004, 66,000 square feet were open with the remainder of the stores scheduled to open during the fourth quarter of 2004. The completion of this expansion brings the total GLA of the center to approximately 402,000 square feet. In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2004, the construction loan had a balance of $34.0 million.

Deer Park Enterprise, LLC

Deer Park Enterprise, LLC ("Deer Park") is an unconsolidated joint venture agreement in which we have a one-third ownership interest entered into by us in September 2003 with two other members for the purpose of, but not limited to, developing a site located in Deer Park, New York. We currently expect the center to be approximately 790,000 square feet upon total buildout. We expect the site will contain both outlet and big box retail tenants with the initial phase scheduled for delivery in 2007.

COROC Holdings, LLC

COROC is a consolidated joint venture in which we own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC owns the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. The joint venture has approximately $184.1 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008.

There are buy/sell agreements in each of the three above mention joint ventures that can be triggered under certain circumstances. Should any of these events occur, there could be a material impact on our financial position.

Financing Arrangements

At September 30, 2004, approximately 39% of our outstanding long-term debt represented unsecured borrowings and approximately 42% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended September 30, 2004 was 7.61%.

The Dalton, Georgia property as mentioned above in "Property Dispositions" served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During the third quarter of 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit until June of 2007. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

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

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. Prior to the Company's common share offerings in 2002, 2003 and 2004, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. We intend to restock this shelf up to its $400 million level during 2005. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria and disposing of outparcels on existing properties.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status with Real Estate Investment Trust ("REIT") requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money markets or other suitable instruments.

On October 14, 2004, our Board of Trustees declared a $.6250 cash distribution per common unit payable on November 15, 2004 to each unitholder of record on October 29, 2004.

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

FFO has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

|X| FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

|X| FFO does not reflect changes in, or cash requirements for, our working capital needs;

|X| Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

|X| FFO may reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and

|X| Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the statements of cash flow included in our consolidated financial statements.

     Below is a calculation of FFO for the three and nine months ended September 30, 2004 and 2003 and other data for those respective periods (in thousands):

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                               2004     2003              2004          2003
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
  Funds from Operations:
     Net income (loss)                                                      $(2,464)      $ 4,546      $ 3,364       $10,237
     Adjusted for:
        Minority interest adjustment - consolidated joint venture               314           ---           18           ---
        Depreciation and amortization
           attributable to discontinued operations                              106           351          554         1,191
        Depreciation and amortization uniquely significant to real estate -
          wholly owned                                                       13,986         6,670       38,985        20,150
        Depreciation and amortization uniquely significant to real estate -
          unconsolidated joint venture                                          351           287          955           808
        Loss on sale of real estate                                           3,544           ---        1,460           735
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
           Funds from operations                                             $15,837      $11,854      $45,336       $33,121
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------

  Weighted average units outstanding (1)                                      16,705       13,615       16,611        13,410
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

During 2004, we have approximately 1,790,000 square feet of our portfolio coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2004, we have renewed approximately 1,452,000 square feet, or 81% of the square feet scheduled to expire in 2004. The existing tenants have renewed at an average base rental rate approximately 6% higher than the expiring rate. We also re-tenanted approximately 420,000 square feet of vacant space during the first nine months of 2004 at a 4% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.8% of our combined base and percentage rental revenues for the three months ended September 30, 2004. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of September 30, 2004 and 2003, our centers were 96% and 95% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Sales at our outlet centers along the east coast and the Gulf of Mexico were adversely affected by the hurricanes in September of 2004. Fortunately, the structural damage caused by the hurricanes was minimal and our property insurance will cover the vast majority of the repair work that is being completed as well as lost revenues during the days the centers were closed. Customer traffic at these centers, particularly our center in Foley, Alabama, however continues to be down significantly. We do not expect this to have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. During August 2004, TWMB had an interest rate swap agreement with a notional amount of $19 million expire. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%. As of September 30, 2004, we had no interest rate swap agreements.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2004 was $536.9 million and its recorded value was $511.5 million. A 1% increase in prevailing interest rates at September 30, 2004 would decrease the fair value of our total long-term debt by approximately $8.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer and Assistant Secretary, Frank C. Marchisello, Jr., of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on September 30, 2004 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Amended and Restated Employment Agreement for Stanley K. Tanger as of January 1, 2004. (Note 1)

10.2 Amended and Restated Employment Agreement for Steven B. Tanger as of January 1, 2004. (Note 1)

10.3 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr. as of January 1, 2004. (Note 1)


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

     Notes to Exhibits:

     1.   Incorporated   by  reference   to  the   exhibits  to  the   Operating
          Partnership's Quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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


DATE: November 8, 2004

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