Form 10-K
period 2004-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2005-03-16
CIK 1004036

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 2005.

PART I

Item 1. Business

The Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. Since entering the factory outlet center business 24 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2004, we owned interests in 33 centers, with a total gross leasable area, or ("GLA"), of approximately 8.7 million square feet, which were 97% occupied. In addition as of December 31, 2004, we managed for a fee three centers, with a total GLA of approximately 105,000 square feet, bringing the total number of centers we operated to 36 with a total GLA of approximately 8.8 million square feet containing over 1,900 stores and representing over 400 store brands.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). The Company owns the majority of the units of partnership interest issued by the Operating Partnership (the "Units) through its two wholly-owned subsidiaries, The Tanger GP Trust and Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2004, Tanger GP Trust owned 150,000 Units, Tanger LP Trust owned 13,571,508 Units and TFLP owned the remaining 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a two-for-one basis for the Company's common shares. As of February 18, 2005, our Company's management beneficially owns approximately 20% of all outstanding common shares (assuming TFLP's Units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership Unit options).

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

Recent Developments

The most significant event of 2004 was the integration of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet which was acquired in December 2003. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee.

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our equity in the joint venture with proceeds from the Company's issuance of 4.6 million common shares in December 2003 at $20.25 per share which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

Our 50% ownership, unconsolidated joint venture, TWMB Associates, LLC ("TWMB"), completed a 78,000 square foot expansion at its center located in Myrtle Beach, South Carolina. Stores located in the expansion include Banana Republic, GAP, Calvin Klein, Anne Taylor, Puma, Guess and Jones, NY and others.

We also were successful in divesting of three non-core assets, including our two small properties, located in North Conway, New Hampshire and a property in Dalton, Georgia. We also sold five land parcels located throughout four outlet centers during the year. Net proceeds from these transactions totaled $20.4 million.

We continue our pre-development and leasing of four previously announced sites located in Pittsburgh, Pennsylvania; Deer Park, New York; Charleston, South Carolina; and Wisconsin Dells, Wisconsin, with expected deliveries during 2006 and 2007.

At December 31, 2004, we had ownership interests in or management responsibilities for 36 centers in 23 states totaling 8.8 million square feet of operating GLA compared to 40 centers in 23 states totaling 9.3 million square feet of operating GLA as of December 31, 2003. The decrease is due to the following events:



                                                     No. of      GLA
                                                    Centers     (000's)       States
-------------------------------------------------------------- ------------ -----------
As of December 31, 2003                                40        9,330          23
-------------------------------------------------------------- ------------ -----------
   New development expansion:
      Myrtle Beach Hwy 17, South Carolina -
        (unconsolidated joint venture)                 ---          78          ---
   Dispositions:
      North Conway, New Hampshire (wholly-owned)       (2)         (62)         ---
      Dalton, Georgia (wholly-owned)                   (1)        (173)         ---
      Vero Beach, Florida (managed)                    (1)        (329)         ---
-------------------------------------------------------------- ------------ -----------
As of December 31, 2004                                36        8,844          23
-------------------------------------------------------------- ------------ -----------


During 2004, we continued to utilize multiple sources of capital. We completed the following liquidity transactions during the year:

o In December 2003, the Company completed a public offering of 4.6 million common shares at a price of $20.25 per share and contributed the net proceeds of approximately $88.0 million to the Operating Partnership in exchange for 2.3 million limited partnership units. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. The Company contributed the net proceeds of approximately $13.2 million from the exercise of the over-allotment to the Operating Partnership in exchange for 345,000 limited partnership units.

o In September 2004, we obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

o Also in September 2004, we obtained the release of the Dalton, Georgia property mentioned above which served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

o In October 2004, we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit.

o During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007.

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

We believe that factory outlet centers continue to present attractive opportunities for capital investment, particularly with respect to strategic re-merchandising plans and expansions of existing centers. We believe that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. We further believe, based upon our contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly in markets where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers.

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

Our factory outlet centers range in size from 24,619 to 729,238 square feet of GLA and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Our centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2005, we had a diverse tenant base comprised of over 400 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Coach Leatherware and Brooks Brothers. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2004, 2003 and 2002. As of February 1, 2005, our largest tenant, including all of its store concepts, accounted for approximately 6.7% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 89% of our total revenues in 2004. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 11% of 2004 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

Business History

Stanley K. Tanger, the Company's founder, Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc. ("Tanger/Creighton"), which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, they recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

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

Since entering the factory outlet business 24 years ago, we have become one of the largest owner operators of factory outlet centers in the country. As of December 31, 2004, we owned interests in 33 shopping centers, with a total GLA of approximately 8.7 million square feet, which were 97% occupied. In addition as of December 31, 2004, we managed for a fee three shopping centers, with a total GLA of approximately 105,000 square feet, bringing the total number of centers we operated to 36 with a total GLA of approximately 8.8 million square feet containing over 1,900 stores and representing over 400 store brands.

Business, Growth and Operating Strategy

BUSINESS STRATEGY

We maintain strong tenant relationships with high volume manufacturers and retailers that have a selective presence in the outlet industry, such as GAP, Tommy Hilfiger, Polo Ralph Lauren, Nautica, Coach Leatherware, Brooks Brothers and Nike. These relationships help solidify our position in the manufacturer outlet business.

As of December 31, 2004, our portfolio of properties was 97% occupied with average tenant sales of $310 per square foot. Our properties have had an occupancy rate on December 31st of 95% or greater for the last 24 years. The ability to achieve such a goal is a testament to the relationships and quality of our centers.

We are a very experienced company within the outlet industry with over 24 years of experience in the sector and over 10 years as a public company. We have a seasoned team of real estate professionals averaging over 21 years in the outlet industry. We believe our competitive advantage in the manufacturers' outlet business is a result of our experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers.

GROWTH STRATEGY

We seek growth through increasing rents in our existing centers; developing new centers and expanding existing centers; and acquiring centers.

Increasing Rents at Existing Centers
Our leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square-foot; re-tenanting space occupied by under performing tenants and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers
We believe that there continues to be significant opportunities to develop manufacturers' outlet centers across the United States of America. We intend to undertake such development selectively, and believe that we will have a competitive advantage in doing so as a result of our development expertise, tenant relationships and access to capital. We expect that the development of new centers and the expansion of existing centers will continue to be a substantial part of our growth strategy. We believe that our development experience and strong tenant relationships enable us to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

We typically seek opportunities to develop or acquire new centers in locations that have at least 1 million people residing within an hour's drive, an average household income within a 30-mile radius of at least $50,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 45,000 cars per day. We also seek to enhance our customer base by developing centers near or at established tourist destinations with at least 5 million annual visitors. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA.

We generally pre-lease at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken us nine to twelve months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between six to nine months.

Acquiring Centers
We may selectively acquire individual properties or portfolios of properties that meet our strategic investment criteria as suitable opportunities arise. We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and management experience will allow us to evaluate and execute our acquisition strategy successfully.
Furthermore, we believe that we will be able to enhance the operation of acquired properties as a result of our strong tenant relationships as has been the result in 2004 with the Charter Oak property portfolio. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in a positive return on investment to us.

OPERATING STRATEGY

Our primary business objective is to enhance the value of our properties and operations by increasing cash flow. We plan to achieve this objective through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing
We pursue an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men's, women's and children's ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. We continually monitor tenant mix, store size, store location and sales performance, and work with tenants to improve each center through re-sizing, re-location and joint promotion.

Marketing
We develop branded property-specific marketing plans annually to deliver the message of superior outlet brand name assortment, selection and savings. We closely examine our plans each year to ensure we are hitting the right markets and shoppers with the right message to drive traffic to our centers nationwide. Our plans include strategic advertising, enticing promotions, incentives and events to targeted audiences for meaningful and measurable results. Customer satisfaction and retention are always a high priority. The majority of consumer-marketing expenses incurred by the Company are reimbursable by tenants.

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

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. Prior to the 2002, 2003 and 2004 common share offerings of the Company, we established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. In September 2002, the Company completed a public offering of 2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1.0 million limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, the Company completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were also contributed to the Operating Partnership in exchange for 345,000 limited partnership units. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as selling outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $125 million at December 31, 2004, an increase of $25 million in capacity from December 31, 2003. During 2004, we extended the maturity of all lines of credit to June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

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

We compete favorably with two large national owners of factory outlet centers and numerous small owners. During the last several years, the factory outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national factory outlet operators. Since 1997 the number of factory outlet centers in the United States has decreased while the average size factory outlet center has increased. During this period of consolidation, the high barriers to entry in the factory outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new factory outlet centers. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business and improve our market position.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 31 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2005, we had 188 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 31 business offices. At that date, we also employed 219 part-time employees at various locations.

Item 2.   Properties

As of February 1, 2005, our portfolio consisted of 36 centers totaling 8.8 million square feet of GLA located in 23 states. We owned interests in 33 centers with a total GLA of approximately 8.7 million square feet and managed for a fee three centers with a total GLA of approximately 105,000 square feet. Our centers range in size from 24,619 to 729,238 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York and Rehoboth Beach, Delaware centers are the only properties that represented more than 10% of our 2004 annual consolidated gross revenues
(Riverhead) or more than 10% of our consolidated total assets (Rehoboth Beach) as of December 31, 2004. See "Business and Properties - Significant Properties".

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 33 centers that we have ownership interests in, we own the land underlying 28 and have ground leases on five. The land on which the Pigeon Forge and Sevierville centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land parcel on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each. Terms on the Riverhead Center ground lease are renewed automatically unless we give notice otherwise. The land parcel on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by us. The land parcel on which the Myrtle Beach center is located, is also subject to a ground lease with an initial term expiring in 2026, with renewal at TWMB's option for up to seven additional terms of ten years each. The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

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

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2005.

Location of Centers (as of February 1, 2005)

                                     Number of         GLA             %
State                                 Centers       (sq. ft.)        of GLA
----------------------------------- ------------- -------------- ---------------
South Carolina (1)(2)                    3            1,222,474       14
Georgia                                  3              775,760        9
New York                                 1              729,238        8
Texas                                    2              619,976        7
Alabama (2)                              2              615,126        7
Delaware (2)                             1              568,873        7
Tennessee                                2              513,732        6
Michigan                                 2              437,051        5
Utah (2)                                 1              300,602        3
Connecticut (2)                          1              291,051        3
Missouri                                 1              277,883        3
Iowa                                     1              277,230        3
Oregon (2)                               1              270,280        3
Illinois (2)                             1              256,514        3
Pennsylvania                             1              255,152        3
Louisiana                                1              245,199        3
New Hampshire (2)                        1              227,998        3
Florida                                  1              198,924        2
North Carolina                           2              187,510        2
Indiana                                  1              141,051        2
Minnesota                                1              134,480        2
California                               1              108,950        1
Maine                                    2               84,313        1
----------------------------------- ------------- -------------- ---------------
   Total                                33            8,739,367      100
=================================== ============= ============== ===============

(1) Includes one center in Myrtle Beach, SC of which we own a 50% interest through a joint venture arrangement.

(2) Includes centers from the Charter Oak portfolio acquired on December 19, 2003 of which we own a one-third interest through a joint venture arrangement.

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2005. Except as noted, all properties are fee owned.

                                                 GLA                 %
                 Location                      (sq. ft.)          Occupied
-------------------------------------------- ------------ ----- -------------
Riverhead, NY (1)                                729,238               98
Rehoboth, DE (1) (3)                             568,873               99
Foley, AL (3)                                    535,551               96
San Marcos, TX                                   442,486               99
Myrtle Beach 501, SC (3)                         427,388               91
Sevierville, TN (1)                              419,038               99
Myrtle Beach 17, SC (1) (2)                      401,992               99
Hilton Head, SC (3)                              393,094               90
Commerce II, GA                                  342,556               98
Howell, MI                                       324,631               98
Park City, UT (3)                                300,602               94
Westbrook, CT (3)                                291,051               91
Branson, MO                                      277,883              100
Williamsburg, IA                                 277,230               99
Lincoln City, OR (3)                             270,280               95
Tuscola, IL (3)                                  256,514               78
Lancaster, PA                                    255,152               98
Locust Grove, GA                                 247,454               98
Gonzales, LA                                     245,199               98
Tilton, NH (3)                                   227,998               97
Fort Meyers, FL                                  198,924               93
Commerce I, GA                                   185,750               79
Terrell, TX                                      177,490               97
Seymour, IN                                      141,051               82
North Branch, MN                                 134,480              100
West Branch, MI                                  112,420               98
Barstow, CA                                      108,950              100
Blowing Rock, NC                                 105,332              100
Pigeon Forge, TN (1)                              94,694               96
Nags Head, NC                                     82,178              100
Boaz, AL                                          79,575               95
Kittery I, ME                                     59,694              100
Kittery II, ME                                    24,619              100
------------------------------------------- ------------- ----- ----------
                                               8,739,367               96
=========================================== ============= ===== ==========

(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $35.1 million of construction loan debt as of December 31, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

The table set forth below summarizes certain information related to GLA and debt with respect to our existing centers in which we consolidate for financial reporting purposes as of December 31, 2004.

                                        Mortgage
                                          Debt
                                       (000's) as
                                          of
                                GLA    December 31,     Interest       Maturity
Location                      (sq.ft.)    2004           Rate            Date
-------------------------------------- --------------- ---------- --------------
Lancaster, PA                 255,152         $13,807     9.770%      4/10/2005

Commerce I, GA                185,750           7,291     9.125%      9/10/2005

Williamsburg, IA              277,230
San Marcos I, TX              221,049
West Branch, MI               112,420
Kittery I, ME                  59,694
-------------------------------------- --------------- ---------- --------------
                              670,393          60,408     7.875%      4/01/2009

San Marcos II, TX             221,437          18,433     7.980%      4/01/2009

Blowing Rock, NC              105,332           9,366     8.860%      9/01/2010

Nags Head, NC                  82,178           6,356     8.860%      9/01/2010

Rehoboth  Beach, DE           568,873
Foley, AL                     535,675
Myrtle Beach Hwy 501, SC      427,388
Hilton Head, SC               393,094
Park City, UT                 300,602
Westbrook, CT                 291,051
Lincoln City, OR              270,280
Tuscola, IL                   256,514
Tilton, NH                    227,998
-------------------------------------- --------------- ---------- --------------
                            3,271,475         183,335     6.590%      7/10/2008
Debt premium                                   9,346
-------------------------------------- --------------- ---------- --------------
              Totals        4,791,717       $308,342
====================================== =============== ========== ==============

Lease Expirations

The following table sets forth, as of February 1, 2005, scheduled lease expirations, assuming none of the tenants exercise renewal options for our existing centers, excluding centers we manage but in which we have no ownership interests. Most leases are renewable for five year terms at the tenant's option.

                                                                                                 % of Gross
                                                                                                 Annualized
                                                                Average                           Base Rent
                              No. of          Approx.          Annualized                        Represented
                              Leases            GLA            Base Rent        Annualized       by Expiring
         Year               Expiring(1)      (sq. ft.) (1)     per sq. ft.     Base Rent(2)         Leases
------------------------ ----------------- ----------------- -------------- ------------------ ----------------
         2005                   268           1,119,000 (3)    $ 14.17         $15,858,000           13
         2006                   402           1,665,000          15.22          25,348,000           21
         2007                   358           1,539,000          15.16          23,333,000           19
         2008                   275           1,212,000          16.26          19,713,000           16
         2009                   271           1,177,000          15.24          17,938,000           15
         2010                   129             540,000          16.97           9,161,000            8
         2011                    34             248,000          14.03           3,479,000            3
         2012                    27             217,000          12.50           2,712,000            2
         2013                    16              82,000          18.66           1,530,000            1
         2014                    13              57,000          15.77             899,000            1
   2015 & thereafter             19              94,000          13.57           1,276,000            1
------------------------ ----------- ----------------------- ---------- ------------------- -------------------
         Total                1,812           7,950,000        $ 15.25       $ 121,247,000          100
======================== =========== ======================= ========== =================== ===================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 789,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.
(3) As of February 1, 2005, approximately 689,000 square feet of the 1,891,000 square feet scheduled to expire in 2005 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.


                                                                 Renewed by Existing                 Re-leased to
                                 Total Expiring                       Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                             % of                               % of                            % of
                             GLA          Total Center            GLA          Expiring           GLA         Expiring
     Year                 (sq. ft.)           GLA              (sq. ft.)         GLA           (sq. ft.)         GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     2004                1,790,000             20              1,571,000           88             94,000           5
     2003                1,070,000             12                854,000           80             49,000           5
     2002                  935,000             16                819,000           88             56,000           6
     2001                  684,000             13                560,000           82             55,000           8
     2000                  690,000             13                520,000           75             68,000          10


The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.


                           Renewals of Existing Leases                                Stores Re-leased to New Tenants (1)
            ----------------------------------------------------------   ---------------------------------------------------------

                                  Average Annualized Base Rents                              Average Annualized Base Rents
                                         ($ per sq. ft.)                                            ($ per sq. ft.)
                             -----------------------------------------                  -----------------------------------------
                   GLA                                           %           GLA                                         %
   Year         (sq.ft.)       Expiring         New         Increase       (sq.ft.)       Expiring          New       Increase
 --------   -------------    -----------     ---------    ------------   -----------    -----------     ---------    ------------
    2004       1,571,000        $13.63          $14.40           6          427,000        $16.43          $17.27       5
    2003         854,000        $13.29          $13.32          --          272,000        $16.47          $17.13       4
    2002         819,000        $14.86          $15.02           1          229,000        $15.14          $15.74       4
    2001         560,000         14.08           14.89           6          269,000         14.90           16.43      10
    2000         520,000         13.66           14.18           4          303,000         14.68           15.64       7

(1) The square footage released to new tenants for2004, 2003, 2002, 2001 and 2000 contains 94,000, 49,000, 56,000, 55,000 and 68,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

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


                                         Occupancy Costs as a
                    Year                   % of Tenant Sales
        ------------------------------ --------------------------
                    2004                           7.3
                    2003                           7.4
                    2002                           7.2
                    2001                           7.1
                    2000                           7.4

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of February 1, 2005 for our existing centers, excluding centers we manage but in which we have no ownership interests.

                                                                        Number         GLA            % of Total
Tenant                                                                of Stores     (sq. ft.)            GLA
-------------------------------------------------------------------- ------------- ------------- ---------------------
The Gap, Inc.:
     GAP                                                                  26          233,890           2.7
     Old Navy                                                             16          231,801           2.7
     Banana Republic                                                      14          112,092           1.3
     Baby Gap                                                              1            3,885           ---
     Gap Kids                                                              1            3,142           ---
                                                                     -------- ---------------- -----------------------
                                                                          58          584,810           6.7
Phillips-Van Heusen Corporation:
     Bass Shoe                                                            29          191,873           2.2
     Van Heusen                                                           28          121,247           1.4
     Geoffrey Beene Co. Store                                             16           61,140           0.7
     Calvin Klein, Inc.                                                    8           44,692           0.5
     Izod                                                                 14           36,180           0.4
                                                                     -------- ---------------- -----------------------
                                                                          95          455,132           5.2
Liz Claiborne:
     Liz Claiborne                                                        28          316,014           3.6
     Liz Claiborne Women                                                   7           24,284           0.3
     Dana Buchman                                                          3            6,975           0.1
     Ellen Tracy                                                           2            6,656           0.1
     DKNY Jeans                                                            3            5,820           0.1
     Special Brands By Liz Claiborne                                       1            3,780           ---
     Claiborne Mens                                                        1            3,100           ---
                                                                     -------- ---------------- -----------------------
                                                                          45          366,629           4.2
VF Factory Outlet:
     VF Factory Outlet, Inc                                                7          184,122           2.1
     Nautica Factory Stores                                               22           97,686           1.1
     Vans                                                                  4            9,415           0.1
     Nautica Kids                                                          2            5,841           0.1
                                                                     -------- ---------------- -----------------------
                                                                          35          297,064           3.4
Reebok International, Ltd.:
     Reebok                                                               26          224,852           2.6
     Rockport                                                              4           11,900           0.1
     Greg Norman                                                           1            3,000           ---
                                                                     -------- ---------------- -----------------------
                                                                          31          239,752           2.7

Dress Barn Inc.                                                           30          220,119           2.5

Retail Brand Alliance, Inc.:
     Casual Corner                                                        16          119,197           1.4
     Brooks Brothers                                                      11           66,840           0.8
     Petite Sophisticate                                                   4           11,488           0.1
     Casual Corner Woman                                                   4           10,500           0.1
     Adrienne Vitadini                                                     2            9,494           0.1
                                                                     -------- ---------------- -----------------------
                                                                          37          217,519           2.5

Polo Ralph Lauren:
     Polo Ralph Lauren                                                    21          183,569           2.1
     Polo Jeans Outlet                                                     3           11,500           0.1
                                                                     -------- ---------------- -----------------------
                                                                          24          195,069           2.2
Jones Retail Corporation:
     Jones NY                                                             17           58,511           0.7
     Nine West                                                            21           53,477           0.6
     Easy Spirit                                                          14           39,896           0.5
     Kasper                                                               11           28,238           0.3
     Anne Klein                                                            2            4,855           0.1
                                                                     -------- ---------------- -----------------------
                                                                          65          184,977           2.2
Brown Group Retail, Inc:
     Factory Brand Shoe                                                   23          133,824           1.5
     Naturalizer                                                          15           39,856           0.5
                                                                     -------- ---------------- -----------------------
                                                                          38          173,680           2.0

-------------------------------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table                                     458        2,934,751           33.6
==================================================================== ======== ================ =======================

Significant Properties

The centers in Riverhead, New York and Rehoboth Beach, Delaware are our only centers that comprise more than 10% of our consolidated total gross revenues for the year ended December 31, 2004 (Riverhead) or more than 10% of our consolidated total assets as of December 31, 2004 (Rehoboth Beach). The Riverhead center represented 13% of our consolidated gross revenue for the year ended December 31, 2004. The Riverhead center was originally constructed in 1994 and now totals 729,238 square feet. The Rehoboth Beach center represents 12% of our consolidated total assets as of December 31, 2004. The Rehoboth Beach center was acquired in December 2003 as a part of the COROC portfolio and totals 568,873 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2004, 2003 and 2002 was 99%, 100% and 100%, respectively. Average annualized base rental rates during 2004, 2003 and 2002 were $21.39, $20.90 and $19.71 per weighted average GLA, respectively.

Tenants at the Rehoboth Beach center also principally conduct retail sales operations. The occupancy rate as of the end of 2004 was 99%. Average annualized base rental rates during 2004 were $19.56 per weighted average GLA.

Depreciation on the centers is recognized on a straight-line basis over 33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 2004, the net federal tax basis of the Riverhead and Rehoboth Beach centers was approximately $76.1 and $109.1million, respectively. Real estate taxes assessed on Riverhead during 2004 amounted to $3.8 million. Real estate taxes for 2005 are estimated to be approximately $3.9 million. Real Estate taxes assessed on Rehoboth Beach during 2004 amounted to approximately $185,000. Real estate taxes for 2005 are estimated to be approximately $195,000.

The following table sets forth, as of February 1, 2005, scheduled lease expirations at the Riverhead and Rehoboth Beach centers combined assuming that none of the tenants exercise renewal options:

                                                                                                          % of Gross
                                                                                                          Annualized
                                                                                                          Base Rent
                                No. of                              Annualized                           Represented
                               Leases              GLA               Base Rent        Annualized         by Expiring
Year                          Expiring (1)     (sq. ft.) (1)        per sq. ft.        Base Rent (2)        Leases
------------------------------------------- ----------------- ------------------ -------------------- ----------------
2005                             32               131,000            $ 17.23        $  2,257,000                9
2006                             38               141,000              19.72           2,780,000               11
2007                             65               245,000              21.36           5,233,000               21
2008                             53               246,000              19.62           4,826,000               20
2009                             40               193,000              18.75           3,619,000               15
2010                             29               143,000              19.96           2,854,000               12
2011                              6                48,000              17.33             832,000                3
2012                              6                38,000              12.32             468,000                2
2013                              4                39,000              19.69             768,000                3
2014                              5                20,000              20.35             407,000                2
2015 and thereafter               4                21,000              19.29             405,000                2
-------------------------- --------- --------------------- ------------------ ------------------- --------------------
Total                           282             1,265,000            $ 19.33        $ 24,449,000              100
========================== ========= ===================== ================== =================== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 34,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Item 3.  Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.



                        EXECUTIVE OFFICERS OF THE COMPANY

     The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:


     NAME                         AGE             POSITION
-------------------------------   ---   ----------------------------------------------------

Stanley K. Tanger..............    81   Founder, Chairman of the Board of Directors and
                                          Chief Executive Officer
Steven B. Tanger...............    56   Director, President and Chief Operating Officer
Frank C. Marchisello, Jr.......    46   Executive Vice President - Chief Financial Officer
Rochelle G. Simpson ...........    65   Secretary and Executive Vice President -
                                           Administration and Finance
Willard A. Chafin, Jr..........    67   Executive Vice President - Leasing, Site Selection,
                                           Operations and Marketing
Joseph H. Nehmen...............    56   Senior Vice President - Operations
Carrie A. Warren...............    42   Senior Vice President - Marketing
Kevin M. Dillon................    46   Senior Vice President - Construction and
                                           Development
Lisa J. Morrison...............    45   Senior Vice President - Leasing
Virginia R. Summerell..........    46   Treasurer and Assistant Secretary
James F. Williams..............    40   Vice President - Controller


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

     Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

     Joseph H. Nehmen. Mr. Nehmen was named Senior Vice President - Operations in January 1999. He joined the Company in September 1995 and was named Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

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

     Kevin M. Dillon. Mr. Dillon was named Senior Vice President - Construction and Development in August 2004. Previously, he held the positions of Vice President - Construction and Development from May 2002 to August 2004, Vice President - Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

     Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new development. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties.

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

     James F. Williams. Mr. Williams was named Vice President and Controller in April 2004. Mr. Williams joined the Company in September 20, 1993, was promoted to Controller in January 1995 and was named Assistant Vice President in January 1997. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

(a) There is no established public trading market for our Units. As of December 31, 2004, the Company's wholly-owned subsidiaries owned 13,721,508 Units and TFLP owned 3,033,305 Units as a limited partner. We made distributions per partnership unit during 2004 and 2003 as follows:

                                          2004               2003
  ------------------------------ --------------- ------------------
  First Quarter                       $   .615            $ .6125
  Second Quarter                          .625              .6150
  Third Quarter                           .625              .6150
  Fourth Quarter                          .625              .6150
  ------------------------------ ---------------- ------------------
                                       $ 2.490           $ 2.4575
  ------------------------------ ---------------- ------------------


    Certain of our debt agreements limit the payment of distributions such that distributions shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available FFO, we intend to continue to pay regular quarterly distributions.


(b)  Not applicable.


(c) During 1998, our Company's Board of Directors authorized the repurchase of up to $6 million of our common shares. The timing and amount of the repurchases is at the discretion of management. We have not made any repurchases since 1999 and the amount authorized for future repurchases remaining at December 31, 2004 totaled $4.8 million. Any amounts required to repurchase the Company's common shares will be funded by the Operating Partnership by redeeming one unit for every two common shares repurchased.

Item 6.  Selected Financial Data

                                                       2004           2003            2002             2001            2000
------------------------------------------------- ------------- -------------- ----------------- -------------- ----------------
                                                                 (In thousands, except per unit and center data)
OPERATING DATA
  Total revenues                                  $   194,553      $   118,059       $   106,488     $   101,093  $    98,570
  Operating income                                     70,528           41,309            36,645          34,817       34,613
  Income from continuing operations                     9,309           14,701             8,577           4,368        7,048
  Net income                                            8,626           16,399            14,280           9,154        5,268

------------------------------------------------- ---------------- ----------------- --------------- ------------ --------------

UNIT DATA
  Basic:
     Income from continuing operations            $       .56      $      1.06       $       .60     $       .24  $       .48
     Net income                                   $       .52      $      1.19       $      1.11     $       .67  $       .32
     Weighted average common units                     16,555           13,085            11,356          10,959       10,928
  Diluted:
     Income from continuing operations            $       .56      $      1.04       $       .59     $       .24  $       .48
     Net income                                   $       .52      $      1.17       $      1.08     $       .67  $       .31
     Weighted average common units                     16,650           13,300            11,539          10,979       10,953
  Distributions paid                              $      2.49      $      2.46       $      2.45     $      2.44  $      2.43

------------------------------------------------- ---------------- ----------------- --------------- ------------ --------------

BALANCE SHEET DATA
  Real estate assets, before depreciation          $1,077,393       $1,078,553       $   622,399     $   599,266  $   584,928
  Total assets                                        936,105          986,815           477,380         476,079      487,273
  Debt                                                488,007          540,319           345,005         358,195      346,843
  Total partners' equity                              196,754          206,600           114,265          97,877      117,974

------------------------------------------------- ---------------- ----------------- --------------- ------------ --------------

OTHER DATA
  Cash flows provided by (used in):
     Operating activities                         $    84,774      $    46,593       $    39,695      $   44,616   $   38,420
     Investing activities                         $     2,607       $ (327,068)      $   (26,883)     $  (23,269)  $  (25,815)
     Financing activities                         $   (93,156)     $   289,271       $   (12,247)     $  (21,476)  $  (12,474)

  Gross Leasable Area Open:
     Wholly-owned                                       5,066            5,299             5,469           5,332        5,179
     Partially-owned (consolidated)                     3,271            3,273               ---             ---          ---
     Partially-owned (unconsolidated)                     402              324               260             ---          ---
     Managed                                              105              434               457             105          105
------------------------------------------------- ---------------- ----------------- --------------- ------------ --------------
  Total GLA open at end of period                       8,844            9,330             6,186           5,437        5,284
  Number of centers:
     Wholly-owned                                          23               26                28              29           29
     Partially-owned (consolidated)                         9                9               ---             ---          ---
     Partially-owned (unconsolidated)                       1                1                 1             ---          ---
     Managed                                                3                4                 5               3            3
------------------------------------------------- ---------------- ----------------- --------------- ------------ --------------
Total outlet centers in operation                          36               40                34              32           32

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and Blackstone acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC is consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51 ("FIN 46R").

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

The discussion of our results of operations reported in the consolidated statements of operations compares the years ended December 31, 2004 and 2003, as well as December 31, 2003 and 2002. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

o risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties; o

o risks that we incur a material, uninsurable loss of our capital investment and anticipated profits from one of our properties, such as those resulting from wars, earthquakes or hurricanes;

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

o    the ability to realize planned costs savings in acquisitions; and

o    retention of earnings.

General Overview

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors
("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC is consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest
Entities: An Interpretation of ARB No. 51 ("FIN 46R").

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our equity in the joint venture with proceeds from the Company's issuance of 4.6 million common shares in December 2003 at $20.25 per share which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At December 31, 2004, we had ownership interests in or management responsibilities for 36 centers in 23 states totaling 8.8 million square feet of operating GLA compared to 40 centers in 23 states totaling 9.3 million square feet of operating GLA as of December 31, 2003. The decrease is due to the following events:




                                                        No. of        GLA
                                                       Centers       (000's)    States
------------------------------------------------------------------ ---------- --------
As of December 31, 2003                                   40         9,330       23
------------------------------------------------------------------ ---------- --------
   New development expansion:
       Myrtle Beach Hwy 17, South Carolina -
         (unconsolidated joint venture)                   ---           78       ---
   Dispositions:
       North Conway, New Hampshire (wholly-owned)         (2)          (62)      ---
       Dalton, Georgia (wholly-owned)                     (1)         (173)      ---
       Vero Beach, Florida (managed)                      (1)         (329)      ---
------------------------------------------------------------------ ---------- --------
As of December 31, 2004                                   36         8,844       23
------------------------------------------------------------------ ---------- --------

Results of Operations

A summary of the operating results for the years ended December 31, 2004, 2003 and 2002 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                   2004           2003            2002
--------------------------------------------------------- -------------- -------------- ---------------
GLA open at end of period (000's)
     Wholly owned                                                 5,066          5,299           5,469
     Partially owned consolidated (1)                             3,271          3,273             ---
     Partially owned unconsolidated (2)                             402            324             260
     Managed                                                        105            434             457
--------------------------------------------------------- -------------- -------------- ---------------
Total GLA at end of period (000's)                                8,844          9,330           6,186
Weighted average GLA (000's) (1) (3)                              8,338          5,158           4,776
Occupancy percentage at end of period (4)                           97%            96%             98%
Per square foot data for wholly owned and partially owned (consolidated) properties
--------------------------------------------------------------------------------------------------------
Revenues
   Base rentals                                                 $ 15.58        $ 15.18          $14.89
   Percentage rentals                                               .64            .62             .74
   Expense reimbursements                                          6.30           6.41            6.00
   Other income                                                     .81            .68             .67
--------------------------------------------------------- -------------- -------------- ---------------
     Total revenues                                               23.33          22.89           22.30
--------------------------------------------------------- -------------- -------------- ---------------
Expenses
   Property operating                                              7.17           7.56            7.03
   General and administrative                                      1.54           1.85            1.93
   Depreciation and amortization                                   6.17           5.47            5.66
--------------------------------------------------------- -------------- -------------- ---------------
     Total expenses                                               14.88          14.88           14.62
--------------------------------------------------------- -------------- -------------- ---------------
Operating income                                                   8.45           8.01            7.68
   Interest expense                                                4.21           5.14            5.96
--------------------------------------------------------- -------------- -------------- ---------------
Income before equity in earnings of
unconsolidated joint  ventures, minority interest
and  discontinued                                                $ 4.24         $ 2.87          $ 1.72
--------------------------------------------------------- -------------- -------------- ---------------

(1) Includes nine centers totaling 3,271,475 square feet of which we own a one-third interest through a joint venture arrangement but consolidate for financial reporting purposes under FIN 46R.
(2) Includes one center totaling 401,992 square feet of which we own a 50% interest through a joint venture arrangement.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.
(4) Represents occupancy only at centers in which we have an ownership interest.

2004 Compared to 2003

Base rentals increased $51.6 million, or 66%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.40 per square foot from $15.18 per square foot in the 2003 period to $15.58 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at December 31, 2004 increased 1% from 96% to 97% compared to December 31, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded $1.1 million of rental income for net amortization of market leases compared to $37,000 for the 2003 period of 13 days that we owned the COROC portfolio. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $2.2 million or 68%, and on a weighted average GLA basis, increased $.02 per square foot in 2004 compared to 2003 from $.62 per square foot to $.64 per square foot. Reported same-space sales per square foot for the twelve months ended December 31, 2004 were $310 per square foot, a 3.2% increase over the prior year ended December 31, 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

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

Other income increased $3.2 million, or 92%, in 2004 compared to 2003 primarily due to an increase in gains on sales of outparcels of land of $1.5 million in 2004. Also, there were increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $20.8 million, or 53%, in the 2004 period as compared to the 2003 period however, on a weighted average GLA basis, these expenses decreased $.39 per square foot from $7.56 to $7.17. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average.

General and administrative expenses increased $3.3 million, or 34%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $1.85 per square foot in the 2003 period to $1.54 per square foot in the 2004 period.

Interest expense increased $8.6 million, or 33%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio. The increase was offset by the retirement of $47.5 million of bonds, which matured in October 2004 at an interest rate of 7.875%, with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit.

Depreciation and amortization per weighted average GLA increased from $5.47 per square foot in the 2003 period to $6.17 per square foot in the 2004 period. In the acquisition of the COROC portfolio in December 2003, accounted for under SFAS 141 "Business Combinations" ("FAS 141"), significant amounts were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Equity in earnings from unconsolidated joint ventures increased $223,000 in the 2004 period compared to the 2003 period due to the expansions during the summers of 2003 and 2004 at TWMB Associates, LLC ("TWMB") outlet center in Myrtle Beach, South Carolina of approximately 64,000 and 78,000 square feet respectively. The total square footage of the center is now approximately 402,000 square feet.

Discontinued operations resulted in a loss of approximately $683,000 due mainly to the loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million. This loss was partially offset by the gain on sale of the Clover and LL Bean, New Hampshire properties of approximately $2.1 million in the 2004 period. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center and Casa Grande, Arizona center which resulted in a net gain of approximately $147,000.

2003 Compared to 2002

Base rentals increased $7.2 million, or 10%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the full year effect of the acquisition of our Howell, Michigan center in September 2002 along with our acquisition of additional GLA in January 2003 at our Sevierville, Tennessee center and subsequent expansion at that center in the summer of 2003. Also, in December 2003, through a joint venture of which we own a one-third interest, we completed the acquisition of nine properties in the Charter Oak portfolio which are consolidated for financial reporting purposes. Base rent per weighted average GLA increased by $.29 per square foot from $14.89 per square foot in the 2002 period to $15.18 per square foot in the 2003 period. The increase was attributable to the average initial base rent for new stores opened during 2003, $18.83, being 11.7% higher than the average base rent of $16.86 for stores closed during 2003. The overall portfolio occupancy at December 31, 2003 decreased 2% from 98% to 96% due to the acquired properties having a lower occupancy rate, 94%, than our portfolio, 97%, just prior to the acquisition. One center experienced a negative occupancy trend of at least 10% from December 31, 2002 to December 31, 2003.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $347,000 or 10%, and on a weighted average GLA basis, decreased $.12 per square foot in 2003 compared to 2002 from $.74 per square foot to $.62 per square foot. Reported same-space sales per square foot for the twelve months ended December 31, 2003 were $301 per square foot, a 2.3% increase over the prior year ended December 31, 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. However, many tenants' breakpoints are adjusted along with their base rent upon renewal, resulting in a reduction in percentage rentals, but an increase in base rentals.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses remained constant at 85% in 2003 and 2002.

Other income increased $297,000, or 9%, in 2003 compared to 2002 primarily due to increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $5.4 million, or 16%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.53 per square foot from $7.03 to $7.56. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in late September 2002 and the acquisition and expansion in our Sevierville, Tennessee center during 2003 as well as portfolio wide increases in advertising, common area maintenance and property taxes.

General and administrative expenses increased $340,000, or 4%, in the 2003 period as compared to the 2002 period. The increase is primarily due to normal increases in salaries and payroll taxes offset by a decrease in bad debt expense as compared to the prior year. Also, as a percentage of total revenues, general and administrative expenses were 8% and 9% respectively in the 2003 and 2002 periods and, on a weighted average GLA basis, decreased $.08 per square foot from $1.93 per square foot in the 2002 period to $1.85 per square foot in the 2003 period.

Interest expense decreased $2.0 million during 2003 as compared to 2002 due primarily to lower average interest rates during 2003 and a decrease in the overall debt level due to the use of the proceeds from the issuance of 1,781,080 of the Company's common shares from the exercise of share and unit options during the year to reduce outstanding debt. Also, during 2003, we purchased, at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases bring the total amount of these notes purchased in the last three years to $27.5 million. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit had a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $5.66 per square foot in the 2002 period to $5.47 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $427,000 in the 2003 period compared to the 2002 period due to the TWMB's outlet center in Myrtle Beach, South Carolina being open for a full year in 2003 compared to six months in 2002, and an expansion of 64,000 square feet that occurred in May of 2003.

Discontinued operations resulted in a gain of approximately $1.7 million due mainly to a number of centers with positive operating income included in discontinued operations for the period. The 2002 period included gains of $1.7 million from the sales of our centers in Fort Lauderdale, Florida and Bourne, Massachusetts and $561,000 in gains from the sales of leased land outparcels which had identifiable cash flows associated with them and were therefore accounted for under the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").

Liquidity and Capital Resources

Net cash provided by operating activities was $84.8, $46.6 and $39.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash provided from operating activities from 2003 to 2004 is primarily due to the incremental income from the COROC acquisition in December 2003. The increase from 2002 to 2003 is due to the increase in income after adjustments for non-cash items and changes in accounts payable and accrued expenses and other assets as well as a decrease of $2.0 million in interest expense. The increase in other assets is due primarily to the cash paid for the ground lease at the Rehoboth Beach, Delaware center acquired in December 2003.

Net cash provided by (used in) investing activities amounted to $2.6, ($327.1) and ($26.9) million during 2004, 2003 and 2002, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year.

Net cash  provided  by (used in)  financing  activities  of  ($93.2)  $289.3 and
($12.2) million in 2004, 2003 and 2002, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in distributions paid during 2004, 2003 and 2002. In addition, 2004 reflects $22.6 million of distributions to our partner in the COROC joint venture which was created in December 2003. Also, the increase in cash provided by financing activities in 2003 is due primarily to the contribution by Blackstone related to the COROC acquisition and the net proceeds from the issuance of the Company's common shares which were contributed to the Operating Partnership in exchange for limited partnership units. In 2003,
4.6 million common shares were contributed versus 2.0 million common shares in 2002. Also, approximately 1.5 million more share and unit options were exercised in 2003 versus 2002.

Dispositions and Current Developments

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

DISPOSITIONS

In June and September 2004, we completed the sale of properties located in North Conway, New Hampshire and Dalton, Georgia, respectively. Net proceeds received from the sale of these properties were approximately $17.5 million. We recorded a loss on sale of real estate of approximately $1.5 million, which is included in discontinued operations for the year ended December 31, 2004.

Throughout 2004, we sold five outparcels of land at various properties in our portfolio. These sales totaled $2.9 million in net proceeds. Gains of $1.5 million were recorded in other income for the year ended December 31, 2004.

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 in discontinued operations for the year ended December 31, 2003.

In June and November 2002, we completed the sale of two of our non-core properties located in Ft. Lauderdale, Florida and Bourne, Massachusetts, respectively. Net proceeds received from the sales of these properties were approximately $19.9 million. We recorded a gain on sale of real estate of approximately $1.7 million in discontinued operations for the year ended December 31, 2002.

Throughout 2002, we sold five outparcels of land, two of which had related land leases with identifiable cash flows, at various properties in our portfolio. These sales totaled $1.5 million in net proceeds. Gains of $167,000 were recorded in other income for the three land outparcels sold and gains of $561,000 were recorded in discontinued operations for the two outparcels with identifiable cash flows as accounted for under FAS 144 for the year ended December 31, 2004.

CURRENT DEVELOPMENTS

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in 2007.

We have an option to purchase land and have begun the early development and leasing of a site located near Charleston, South Carolina. We currently expect the center to be approximately 350,000 square feet upon total build out with the initial phase scheduled to open in 2006.

We have begun the early development and leasing of a site located near Wisconsin Dells, Wisconsin. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Joint Ventures

COROC HOLDINGS, LLC

On December 19, 2003, COROC, a joint venture in which we have a one-third ownership interest and consolidate for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium was $9.4 million at December 31, 2004. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million of the Company's common shares on December 10, 2003, generating approximately $88.0 million in net proceeds which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003. We believe the Charter Oak acquisition solidifies our position in the outlet industry. In addition, the centers acquired provide an excellent geographic fit, a diversified tenant portfolio and are in line with our strategy of creating an increased presence in high-end resort locations.

We have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We provide operating, management, leasing and marketing services to the properties and earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone has the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

After an initial 42-month lock-up period, either party can enter into an agreement for the sale of the Charter Oak portfolio, subject to a right of first offer of the other party to acquire the entire portfolio.

During the operation of the joint venture, Blackstone receives a preferred cash distribution of 10% on their invested capital. We then receive a preferred cash distribution of 10% on our invested capital. Any remaining cash flows from ongoing operations are distributed one-third to Blackstone and two-thirds to us.

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution. We will then receive any unpaid preferred cash distribution. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

TWMB ASSOCIATES, LLC

In September 2001, we established TWMB, a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate a Tanger Outlet center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

During 2003, we completed our 64,000 square foot second phase. The second phase cost approximately $6.0 million. The Company and Rosen-Warren each contributed approximately $1.1 million toward the second phase which contains 22 additional brand name outlet tenants.

During 2004, we completed a 78,000 square foot third phase. The third phase cost approximately $9.7 million. The Company and Rosen-Warren each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. TWMB's Myrtle Beach center now totals 402,000 square feet.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and Wachovia Corporation due in September 2005. As of December 31, 2004 the construction loan had a balance of $35.1 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

TWMB has a commitment letter from Bank of America for permanent financing with the center serving as collateral. The loan is expected to be $36.8 million with a variable interest rate of LIBOR plus 1.40%. The term is for five years with interest payments only and may be extended for an additional two years. There are no guarantees associated with the loan. We expect to close on the permanent financing during the first half of 2005.

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

Each of the three members made an equity contribution of $1.6 million. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Bank of America due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. Deer Park's Bank of America loan incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three parties. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which is being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intend to vacate the facility in May 2005, thus ending the existing operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

Preferred Share Redemption

On June 20, 2003, the Company redeemed all of its outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. Since preferred units held by the Company's majority owned subsidiary, Tanger LP Trust, are to be redeemed by the Operating Partnership to the extent any Preferred Shares of the Company are redeemed, proceeds required to redeem the Company's preferred shares were funded by the Operating Partnership in exchange for the preferred units held by the Company. Likewise, preferred units are automatically converted into limited partnership units to the extent of any conversion of the Company's preferred shares into common shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date. In total, 787,008 of the Depositary Shares were converted into 1,418,156 of the Company's common shares and the Company redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. The Operating Partnership funded the redemption, totaling approximately $372,000, from cash flows from operations.

Financing Arrangements

During 2004 we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the acquisition of the Charter Oak Partners' portfolio, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium had a value of $9.3 million as of December 31, 2004.

The Dalton, Georgia property as mentioned above in "Dispositions" served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007. Amounts available under these facilities at December 31, 2004 totaled $92.5 million. Interest is payable based on alternative interest rate bases at our option.

During 2005, we have two secured loans maturing with New York Life Insurance Company totaling approximately $21.1 million and carrying an average interest rate of 9.5%. We expect to repay these loans with amounts available under our unsecured lines of credit.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. Prior to the 2002, 2003 and 2004 common share offerings of the Company, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity of the Company or any combination thereof. In September 2002, we completed a public offering of
2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1.0 million limited partnership units. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as the sale of outparcels on existing properties.

At December 31, 2004, approximately 37% of our outstanding long-term debt represented unsecured borrowings and approximately 42% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the years ended December 31, 2004 and 2003 was 7.5% and 7.6%, respectively.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $125 million at December 31, 2004, an increase of $25 million in capacity from December 31, 2003. During 2004, we extended the maturity of all lines of credit to June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

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

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2004 (in thousands):

Contractual Obligations          2005        2006       2007         2008        2009     Thereafter
-----------------------     ---------   ---------  ---------     --------     -------     ----------
Debt                           $26,418    $59,215    $32,305     $275,223     $71,441       $14,059
Interest payments (1)           32,764     29,924     28,499       18,263       3,128           925
Operating leases                 3,101      3,050      2,907        2,596       2,242        85,444
--------------------------- ----------- ---------- ----------- ----------- ----------- --------------
                               $62,283    $92,189    $63,711     $296,082     $76,811      $100,428
--------------------------- ----------- ---------- ----------- ----------- ----------- --------------

(1) These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate agreements are based on the 30-day LIBOR rate. For calculating future interest amounts on variable interest rate debt, the rate at December 31, 2004 was used.

Our debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

The following table details our commercial commitments as of December 31, 2004 (in thousands):


Commercial Commitments                                 2005
----------------------                                 ----
Lines of credit                                    $ 92,435
Unconsolidated joint venture guarantees              55,200
------------------------------------------------------------
                                                  $ 147,635
------------------------------------------------------------



We currently maintain four unsecured, revolving credit facilities with major national banking institutions, totaling $125 million. As of December 31, 2004, amounts outstanding under these credit facilities totaled $26.2 million. All four credit facilities expire in June 2007.

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the $36.2 million construction loan obtained by TWMB. We are also party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park. See "Joint Ventures" section above for further discussion of off-balance sheet arrangements and their related guarantees.

Related Party Transactions

As noted above in "Unconsolidated Joint Ventures", we are a 50% owner of the TWMB joint venture. TWMB pays us management, leasing and development fees for services provided to the joint venture. During 2004, 2003 and 2002, we recognized approximately $288,000, $174,000 and $74,000 in management fees, $212,000, $214,000 and $259,000 in leasing fees and $28,000, $9,000 and $76,000 in development fees.

Tanger Family Limited Partnership ("TFLP") is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.6, $7.5 and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. During August 2004, TWMB had an interest rate swap agreement with a notional amount of $19 million that expired naturally. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%. As of December 31, 2004, we had no interest rate swap agreements.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2004 was $508.5 million while the recorded value was $488.0 million, respectively. A 1% increase from prevailing interest rates at December 31, 2004 would result in a decrease in fair value of total long-term debt by approximately $13.3 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Critical Accounting Policies

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. Under the provisions of FIN 46R, we are considered the primary beneficiary of our joint venture, COROC. Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements.

In 2003, the FASB issued FIN 46R which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We have evaluated Deer Park and TWMB (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price of material acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation expense may be significantly understated or overstated.

Cost Capitalization

In accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of
Leases--an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17", we capitalize all incremental, direct fees and costs incurred to initiate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalized is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the estimated average minimum lease term.

We capitalize all costs incurred for the construction and development of properties, including certain general and overhead costs and interest costs. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable.

If we incorrectly estimate the amount of costs to capitalize, our financial condition and results of operations could be adversely affected.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2004.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised), "Share-Based Payment" ("FAS 123R"). FAS 123R is a revision of FAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. FAS 123R is effective beginning with the third quarter of 2005. FAS 123R should have no affect on our results of operations as we adopted its requirements effective January 1, 2003 as described above.

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

During 2005, we have approximately 1,891,000 square feet or 22% of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 88% of the 1,790,000 square feet that came up for renewal in 2004 with the existing tenants at an average base rental rate approximately equal to the expiring rate. We also re-tenanted 427,000 square feet during 2004 at a 5% increase in the average base rental rate.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 689,000, or 36%, of the square feet scheduled to expire in 2005 as of February 1, 2005. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6.1% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2004, occupancy at our portfolio of centers in which we have an ownership interest increased 1% from 96% to 97% compared to December 31, 2003. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Sales at our outlet centers along the east coast and the Gulf of Mexico were adversely affected by the hurricanes in September 2004. Fortunately, the structural damage caused by the hurricanes was minimal and our property insurance will cover the vast majority of the repair work that is being completed as well as lost revenues during the days the centers were closed. Customer traffic at these centers, particularly our center in Foley, Alabama, however continues to be down significantly. We do not expect this to have a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in
Item 15(a) below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure control procedures.

     The Chief Executive Officer, Stanley K. Tanger, and Treasurer and Assistant Secretary, Frank C. Marchisello Jr., of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2004 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's report on internal control over financial reporting.

     Management's Report on Internal Control over Financial Reporting, which appears on page F-1, is incorporated by reference herein.

(c)  Changes in internal controls.

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

     The following table provides information as of December 31, 2004 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

                                                                                                         (c)
                                                                                                      Number of
                                                                                                Securities Remaining
                                                 (a)                         (b)                  Available for Future
                                          Number of Securities        Weighted Average          Issuance Under Equity
                                        Issued Upon Exercise of      Exercise Price of           Compensation Plans
                                           Outstanding Options,       Outstanding Options,      (Excluding Securities
Plan Category                            Warrants and Rights         Warrants and Rights       Reflected in Column (a))
-------------                            -------------------        --------------------       -------------------------
Equity compensation plans                      409,060                     $34.38                      1,083,435
approved by security holders

Equity compensation plans not
approved by security holders                     ---                        ---                           ---
                                        -----------------------------------------------------------------------------------
Total                                          409,060                     $34.38                      1,083,435

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:

    1.  Financial Statements

    Management's Report on Internal Control over Financial Reporting  F-1
    Report of Independent Registered Public Accounting Firm           F-2
    Consolidated Balance Sheets-December 31, 2004 and 2003            F-4
    Consolidated Statements of Operations-
      Years Ended December 31, 2004, 2003 and 2002                    F-5
    Consolidated Statements of Partners' Equity-
      Years Ended December 31, 2004, 2003 and 2002                    F-6
    Consolidated Statements of Cash Flows-
      Years Ended December 31, 2004, 2003 and 2002                    F-7
    Notes to Consolidated Financial Statements                      F-6 to F-24

    2.  Financial Statement Schedule

        Schedule III
         Report of Independent Registered Public Accounting Firm       F-25
         Real Estate and Accumulated Depreciation                   F-26 to F-27

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.   Exhibits

Exhibit No.                                       Description

     2.1 Purchase and Sale Agreement between COROC Holdings, LLC and various entities dated October 3, 2003. (Note 14)

     3.3    Amended and Restated  Agreement  of  Limited   Partnership  for  the
            Operating Partnership. (Note 8)

     3.3A Amendment No. 1 to Tanger Properties Limited Partnership Amended and Restated Agreement of Limited Partnership, dated September 10, 2002. (Note 12)

     10.1 Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective May 14, 2004. (Note 17)

     10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 2)

     10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 2004. (Note 16)

     10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 2004. (Note 16)

     10.7 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of January 1, 2004. (Note 16)

     10.8 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2002. (Note 10)

     10.9 Amended and Restated Employment Agreement for Joe Nehmen, as of January 1, 2003. (Note 13)

     10.11 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 1)

     10.11A Amendment to  Registration Rights  Agreement among the Company,  the
            Tanger Family Limited Partnership and Stanley K. Tanger. (Note 3)

     10.11B Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Note 15)

     10.11C Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Note 15)

     10.12 Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 1)

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

     10.16B Form of Third  Supplemental  Indenture (to Senior  Indenture)  dated
            February 15, 2001. (Note 11)

     10.17 COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Note 14)

     10.18 Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Note 14)

     21.1   List of Subsidiaries.  (Note 15)

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

11. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated February 16, 2001.

12. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

13. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

14. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.

15. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

16. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

17. Incorporated by reference to the Appendix A of the Company's definitive proxy statement filed on Schedule 14A dated April 12, 2004.

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

                                  TANGER PROPERTIES LIMITED PARTNERSHIP

                                  By: Tanger GP Trust, its sole general partner

                                  By:/s/ Stanley K. Tanger
                                  -----------------------------------------
                                       Stanley K. Tanger
                                       Chairman of the Board and
                                       Chief Executive Officer

March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 Signature                                   Title                                Date

/s/ Stanley K. Tanger                         Chairman of the Board and Chief                March 14, 2005
---------------------                         Executive Officer (Principal
Stanley K. Tanger                             Executive Officer)


/s/ Steven B. Tanger                          Trustee and President                          March 14, 2005
--------------------
Steven B. Tanger

/s/ Frank C. Marchisello Jr.                  Trustee and Treasurer (Principal               March 14, 2005
----------------------------                  Financial and Accounting Officer)
Frank C. Marchisello Jr.

/s/ Jack Africk                               Trustee                                        March 14, 2005
---------------
Jack Africk

/s/ William G. Benton                         Trustee                                        March 14, 2005
---------------------
William G. Benton

/s/ Thomas E. Robinson                        Trustee                                        March 14, 2005
----------------------
Thomas E. Robinson

/s/ Allan L. Schuman                          Trustee                                        March 14, 2005
--------------------
Allan L. Schuman


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and trustees of the Operating Partnership; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 14, 2005

/s/ Stanley K. Tanger
Stanley K. Tanger
Chairman of the Board of Trustees and Chief Executive Officer

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.
Trustee and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Tanger Properties Limited Partnership and Subsidiaries:

We have completed an integrated audit of Tanger Properties Limited Partnership and its subsidiaries 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Operating Partnership's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

An operating partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An operating partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the operating partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the operating partnership are being made only in accordance with authorizations of management and directors of the operating partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the operating partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 14, 2005

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                        December 31,
                                                                                   2004            2003
-------------------------------------------------------------------------------------------------------------

ASSETS
 Rental property
   Land                                                                             $ 113,830      $ 119,833
   Buildings, improvements and fixtures                                               963,563        958,720
-------------------------------------------------------------------------------------------------------------
                                                                                    1,077,393      1,078,553
   Accumulated depreciation                                                          (224,622)      (192,698)
-------------------------------------------------------------------------------------------------------------
   Rental property, net                                                               852,771        885,855
 Cash and cash equivalents                                                              4,089          9,864
 Deferred charges, net                                                                 58,851         68,568
 Other assets                                                                          20,394         22,528
-------------------------------------------------------------------------------------------------------------
     Total assets                                                                   $ 936,105      $ 986,815
-------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND PARTNERS' EQUITY
Liabilities
 Debt
   Senior, unsecured note                                                           $ 100,000      $ 147,509
   Mortgages payable (including a premium of $9,346 and $11,852, respectively)        308,342        370,160
   Unsecured note                                                                      53,500            ---
   Lines of credit                                                                     26,165         22,650
-------------------------------------------------------------------------------------------------------------
   Total debt                                                                         488,007        540,319
 Construction trade payables                                                           11,918          4,345
 Accounts payable and accrued expenses                                                 16,753         17,403
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                516,678        562,067
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest consolidated joint venture                                          222,673        218,148
-------------------------------------------------------------------------------------------------------------
Partners' equity
  General partner                                                                        653            949
  Limited partners                                                                   200,076        205,733
  Deferred compensation                                                               (3,975)           ---
  Accumulated other comprehensive loss                                                   ---            (82)
-------------------------------------------------------------------------------------------------------------
     Total partners' equity                                                          196,754        206,600
-------------------------------------------------------------------------------------------------------------
      Total liabilities, minority interest and partners' equity                    $ 936,105      $ 986,815
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)

                                                                                               Year Ended December 31,
                                                                                          2004          2003          2002
---------------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                       $ 129,884      $ 78,319      $ 71,109
  Percentage rentals                                                                     5,338         3,179         3,526
  Expense reimbursements                                                                52,585        33,053        28,642
  Other income                                                                           6,746         3,508         3,211
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                  194,553       118,059       106,488
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                    59,759        38,968        33,584
  General and administrative                                                            12,820         9,551         9,211
  Depreciation and amortization                                                         51,446        28,231        27,048
---------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                  124,025        76,750        69,843
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                                        70,528        41,309        36,645
  Interest expense                                                                      35,117        26,486        28,460
---------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
 minority interest and discontinued operations                                          35,411        14,823         8,185
Equity in earnings of unconsolidated joint ventures                                      1,042           819           392
Minority interest consolidated joint venture                                           (27,144)         (941)          ---
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        9,309        14,701         8,577
Discontinued operations                                                                   (683)        1,698         5,703
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                               8,626        16,399        14,280
Less applicable preferred unit distributions                                               ---          (806)       (1,771)
---------------------------------------------------------------------------------------------------------------------------
Net income available to partners                                                         8,626        15,593        12,509
Income allocated to the limited partners                                                 8,548        15,417        12,347
---------------------------------------------------------------------------------------------------------------------------
Income allocated to the general partner                                                   $ 78         $ 176         $ 162
---------------------------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income from continuing operations                                                      $ .56        $ 1.06         $ .60
  Net income                                                                             $ .52        $ 1.19        $ 1.11
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income from continuing operations                                                      $ .56        $ 1.04         $ .59
  Net income                                                                             $ .52        $ 1.17        $ 1.08
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 2004, 2003, and 2002
                        (In thousands, except unit data)


                                                   General     Limited       Deferred      Accumulated Other    Total Partners'
                                                   Partner     Partners     Compensation   Comprehensive Loss     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                        $ 1,346     $ 97,504            $ -             $ (973)       $ 97,877
Comprehensive income:
 Net income                                           162       14,118              -                  -          14,280
 Other comprehensive gain                               -            -              -                736             736
-----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            162       14,118              -                736          15,016
Conversion of 410 preferred units
 into 3,694 partnership units                           -            -              -                  -               -
Issuance of 127,620 units upon
 exercise of share and unit options                     -        2,794              -                  -           2,794
Issuance of 1,000,000 units in exchange for
 proceeds from the common share offering of
 the general partner's sole shareholder                         27,960              -                  -          27,960
Preferred distributions ($22.05 per unit)               -       (1,771)             -                  -          (1,771)
Distributions to partners ($2.45 per unit)           (367)     (27,244)             -                  -         (27,611)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                          1,141      113,361              -               (237)        114,265
Comprehensive income:
 Net income                                           176       16,223              -                  -          16,399
 Other comprehensive gain                               -            -              -                155             155
-----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            176       16,223              -                155          16,554
Conversion of 78,701 preferred units
 into 709,078 partnership units                         -            -              -                  -               -
Redemption of 1,489 preferred shares                    -         (372)             -                  -            (372)
Compensation under Unit Option Plan                     -          102              -                  -             102
Issuance of 890,540 units upon
 exercise of share and unit options                     -       20,613              -                  -          20,613
Issuance of 2,300,000 units in exchange
 for proceeds from the common share offering
 of the general partner's sole shareholder              -       87,992              -                  -          87,992
Preferred distributions ($13.21 per unit)               -         (890)             -                  -            (890)
Distributions to partners ($2.46 per unit)           (368)     (31,296)             -                  -         (31,664)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                            949      205,733              -                (82)        206,600
Comprehensive income:
 Net income                                            78        8,548              -                  -           8,626
 Other comprehensive gain                               -            -              -                 82              82
-----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                             78        8,548              -                 82           8,708
Compensation under Incentive Award Plan                 -           54          1,422                              1,476
Issuance of 619,480 common shares upon
 exercise of unit options                               -        8,166              -                  -           8,166
Issuance of 690,000 units in exchange
 for proceeds from the common share offering
 of the general partner's sole shareholder              -       13,173              -                  -          13,173
Grant of share and unit options and 212,250                                                                            -
 restricted shares, net of forfeitures                  -        5,397         (5,397)                 -               -
Distributions to partners ($2.49 per unit)           (374)     (40,995)                                -         (41,369)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                          $ 653     $200,076       $ (3,975)               $ -       $ 196,754
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                             Year Ended December 31,
                                                                                        2004           2003           2002
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $ 8,626       $ 16,399       $ 14,280
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization (including discontinued operations)                   51,999         29,697         28,989
  Amortization of deferred financing costs                                             1,454          1,304          1,209
  Equity in earnings of unconsolidated joint ventures                                 (1,042)          (819)          (392)
  Distributions received from unconsolidated joint ventures                            1,975          1,775            520
  Consolidated joint venture minority interest                                        27,144            941            ---
  Compensation expense related to restricted shares and options granted                1,476            102            ---
  Amortization of premium on assumed indebtedness                                     (2,506)          (149)           ---
  (Gain) loss on sale of real estate                                                   1,460            147         (1,702)
  (Gain) on sale of outparcels of land                                                (1,510)           ---           (728)
  Net accretion of market rent rate adjustment                                        (1,065)           (37)           ---
  Straight-line base rent adjustment                                                    (389)           149            248
Increase (decrease) due to changes in:
  Other assets                                                                        (2,280)        (5,835)        (2,058)
  Accounts payable and accrued expenses                                                 (568)         2,919           (671)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activites                                          84,774         46,593         39,695
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Acquisition of rental properties                                                        ---       (324,557)       (37,500)
 Additions to rental properties                                                      (15,836)        (9,342)        (5,847)
 Additions to investments in unconsolidated joint ventures                               ---         (4,270)          (130)
 Additions to deferred lease costs                                                    (1,973)        (1,576)        (1,630)
 Net proceeds from sale of real estate                                                20,416          8,671         21,435
 Increase (decrease) in escrow from rental property sale                                 ---          4,008         (4,008)
 Other                                                                                   ---             (2)           797
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                2,607       (327,068)       (26,883)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash distributions paid                                                             (41,369)       (32,554)       (29,382)
 Contribution from sole shareholder of general partner                                13,173         87,992         27,960
 Contributions from minority interest partner in consolidated joint venture              ---        217,207            ---
 Distributions to consolidated joint venture minority interest                       (22,619)           ---            ---
 Proceeds from issuance of debt                                                       88,600        133,631        126,320
 Repayments of debt                                                                 (138,406)      (136,574)      (139,510)
 Additions to deferred financing costs                                                  (701)          (672)          (429)
 Payments for redemption of preferred shares                                             ---           (372)           ---
 Proceeds from exercise of share and unit options                                      8,166         20,613          2,794
---------------------------------------------------------------------------------------------------------------------------
     Net cash (used in)provided by financing activities                              (93,156)       289,271        (12,247)
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase  in cash and cash equivalents                                 (5,775)         8,796            565
Cash and cash equivalents, beginning of year                                           9,864          1,068            503
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                               $ 4,089        $ 9,864        $ 1,068
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization of the Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership develops, acquires, owns, operates and manages factory outlet shopping centers. We are recognized as one of the largest owners and operators of factory outlet centers in the United States with ownership interests in or management responsibilities for 36 centers in 23 states totaling approximately
8.8 million square feet of gross leasable area ("GLA") at the end of 2004. We provide development leasing and management services for our centers. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). The Company owns the majority of the units of partnership interest issued by the Operating Partnership (the "Units") through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. As of December 31, 2004, Tanger GP Trust owned 150,000 Units, Tanger LP Trust owned 13,571,508 Units and TFLP owned the remaining 3,033,305 Units. The Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a two-for-one basis for the Company's common shares.

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

In 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accountings Standards Board Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51 ("FIN 46R") which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We are considered the primary beneficiary of our joint venture, COROC Holdings, LLC ("COROC"), under the provisions of FIN 46R. Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements. We have evaluated Deer Park Enterprise, LLC ("Deer Park") and TWMB Associates, LLC ("TWMB") (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Minority Interests - "Minority interest Consolidated Joint Venture" reflects our partner's ownership interest in the COROC joint venture which is consolidated under the provisions of FIN 46R.

Related Parties - We account for related party transactions under the guidance of Statement of Financial Accounting Standards No. 57 "Related Party Disclosures". TFLP (Note 1) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.6, $7.5 and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Footnote 5.

Reclassifications - Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

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

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price of material acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2004, 2003 and 2002 amounted to $201,000, $141,000 and $172,000, respectively and development costs capitalized amounted to $684,000, $479,000 and $467,000, respectively. Depreciation expense for each of the years ended December 31, 2004, 2003 and 2002 was $38,968,000, $27,211,000 and $26,906,000, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to rental property under construction when the pre-construction tasks are completed. Costs of unsuccessful pre-construction efforts are charged to operations when the project is abandoned.

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

Guarantees of Indebtedness - In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered into or modified after December 31, 2002. Based on this criterion, the guarantee of indebtedness by us in Deer Park (Note 5) is accounted for under the provisions of FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Deer Park joint venture's debt as a debit to our investment in Deer Park and a credit to a liability of approximately $121,000. We have elected to account for the release from obligation under the guarantee by the straight-line amortization method over the life of the guarantee. The value of the guarantee was $48,000 and $109,000 at December 31, 2004 and 2003, respectively.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2004.

Real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when it meets the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") and our Board of Directors approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of newly designated real estate assets held for sale and for assets sold are included in discontinued operations in our results of operations.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2004, 2003 or 2002.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2004, 2003 and 2002 amounted to $11,918,000, $4,345,000 and $3,310,000, respectively. Interest paid, net of interest capitalized, in 2004, 2003 and 2002 was $36,735,000, $24,906,000 and $27,512,000, respectively.

Non cash financing activities that occurred during 2003 included the assumption of mortgage debt in the amount of $198,258,000, including a premium of $11,852,000 related to the acquisition of the Charter Oak portfolio by COROC. Also, in 2003 and as discussed in Note 10, we converted 78,701 of our Preferred Units into 709,078 of limited partnership units.

Accounting for Stock Based Compensation - We may issue non-qualified share options and other share-based awards under the Company's Amended and Restated Incentive Award Plan ("the Incentive Award Plan"). Prior to 2003, this plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No share-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS 123" ("FAS 148"), compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with this adoption method under FAS 148, results for prior periods have not been restated. See Note 13 for an illustration of the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in 2002.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R (Revised), "Share-Based Payment" ("FAS 123R"). FAS 123R is a revision of FAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. FAS 123R should have no affect on our results of operations as we adopted its requirements effective January 1, 2003 as described above.

3.   Acquisitions and Development of Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous to our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter of 2003 and opened 100% occupied. The cost of the expansion was approximately $4 million. The Sevierville center now totals approximately 419,000 square feet.

In September 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was funded with $16.8 million of net proceeds from the sale of our non-core property in Fort Lauderdale, Florida in June 2002 and a portion of the proceeds from the Company's common share offering in September 2002 described in
Note 10.

4.   Investments in Consolidated Real Estate Joint Ventures

COROC Holdings, LLC

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet which is consolidated for financial reporting purposes under the provisions of FIN 46R. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC, for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our share of the equity required for the transaction through the issuance of 4.6 million of the Company's common shares on December 10, 2003, generating approximately $88.0 million in net proceeds which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003.

We have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We provide operating, management, leasing and marketing services to the properties and earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We may also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone shall have the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

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

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution. We will then receive any unpaid preferred cash distribution. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 19, 2003, the date of acquisition (in thousands).

------------------------------------------------------------- -----------
Rental property                                                $ 454,846
Deferred lease costs and other intangibles:
    Below market lease value                                        (878)
    Lease in place value                                          56,856
    Present value of lease costs                                   2,103
    Present value of legal costs                                   1,902
------------------------------------------------------------- -----------
      Total deferred lease costs and other intangibles            59,983
Other assets                                                       3,285
------------------------------------------------------------- -----------
Subtotal                                                         518,114
Debt (including debt premium of $11,852)                        (198,258)
------------------------------------------------------------- -----------
Net assets acquired                                            $ 319,856
------------------------------------------------------------- -----------

The total deferred lease costs and other intangibles in the table above have a weighted average useful life of 8.6 years.

The following table reconciles the purchase price of $491 million to the total assets recorded (in thousands):

----------------------------------- ---------------
Purchase price                           $ 491,000
Acquisition costs                           15,262
Debt premium                                11,852
----------------------------------- ---------------
Total                                    $ 518,114
----------------------------------- ---------------

The following condensed pro forma (unaudited) information assumes the acquisition had occurred as of the beginning of each respective period and that the issuance of 4.6 million of the Company's common shares and subsequent contribution of the net proceeds to the Operating Partnership in exchange for
2.3 million limited partnership units, also occurred as of the beginning of each respective period (in thousands except per unit data):

                                                          For the Year Ended
                                                              December 31,
                                                         2003            2002
---------------------------------------------- --------------- ---------------

Revenues                                            $ 190,844       $ 182,476
---------------------------------------------- --------------- ---------------

Net income                                            $ 8,002         $ 5,875
---------------------------------------------- --------------- ---------------

Basic earnings per unit:
Net income                                            $   .47         $   .30
Weighted average common units outstanding              15,283          13,656
---------------------------------------------- --------------- ---------------

Diluted earnings per unit:
Net income                                            $   .46         $   .30
Weighted average common units outstanding              15,499          13,839
---------------------------------------------- --------------- ---------------

5.       Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of December 31, 2004 and 2003 was $6.7 million and $7.5 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recognized from services provided to TWMB during the year ended December 31, 2004, 2003 and 2002 (in thousands):

                                       Year Ended
                                      December 31,
                             2004       2003        2002
--------------------- ------------ ------------ ------------
Fee:
   Management                $288      $ 174        $74
   Leasing                    212        214        259
   Development                 28          9         76
--------------------- ------------ ------------ ------------
Total Fees                   $528      $ 397       $409
--------------------- ------------ ------------ ------------

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

TWMB Associates, LLC

In September 2001, we established TWMB to construct and operate the Tanger Outlet Center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened with approximately 260,000 square feet. Since 2002 we have opened two additional phases with the final one opening in the summer of 2004. Total additional equity contributions for the second and third phases were $2.8 million by each partner. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants. The center cost approximately $51.1 million to construct.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and Wachovia Corporation due in September 2005. As of December 31, 2004 the construction loan had a balance of $35.1 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

TWMB has a commitment letter from Bank of America for permanent financing with the center serving as collateral. The loan is expected to be $36.8 million with a variable interest rate of LIBOR plus 1.40%. The term is for five years with interest payments only and may be extended for an additional two years. There are no guarantees associated with the debt. We expect to close on the permanent financing during the first half of 2005.

Deer Park Enterprise, LLC

During the third quarter of 2003, we established a wholly owned subsidiary, Tanger Deer Park, LLC ("Tanger Deer Park"). In September 2003, Tanger Deer Park entered into a joint venture agreement with two other members to create Deer Park. All members in the joint venture have an equal ownership interest of 33.33%. Deer Park was formed for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants.

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

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which is being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intend to vacate the facility in May 2005, thus ending the existing operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues, over the life of the lease until such time that the current project is demolished and the intended assets are constructed.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets
 - Unconsolidated Joint Ventures:                                            2004           2003
------------------------------------------------------------------ --------------- --------------
Assets:
    Investment properties at cost, net                                    $69,865        $63,899
    Cash and cash equivalents                                               2,449          4,145
    Deferred charges, net                                                   1,973          1,652
    Other assets                                                            2,826          3,277
------------------------------------------------------------------ --------------- --------------
        Total assets                                                      $77,113        $72,973
------------------------------------------------------------------ --------------- --------------
Liabilities and Owners' Equity:
    Mortgage payable                                                      $59,708        $54,683
    Construction trade payables                                               578          1,164
    Accounts payable and other liabilities                                    702            564
------------------------------------------------------------------ --------------- --------------
        Total liabilities                                                  60,988         56,411
    Owners' equity                                                         16,125         16,562
------------------------------------------------------------------ --------------- --------------
        Total liabilities and owners' equity                              $77,113        $72,973
------------------------------------------------------------------ --------------- --------------


Summary Statement of Operations
 - Unconsolidated Joint Ventures:                      2004      2003      2002
------------------------------------------------- ---------- --------- ---------

Revenues                                             $9,821    $8,178    $4,119
------------------------------------------------- ---------- --------- ---------

Expenses:
   Property operating                                 3,539     2,972     1,924
   General and administrative                            31        47        13
   Depreciation and amortization                      2,742     2,292       884
------------------------------------------------- ---------- --------- ---------
        Total expenses                                6,312     5,311     2,821
------------------------------------------------- ---------- --------- ---------
Operating income                                      3,509     2,867     1,298
Interest expense                                      1,532     1,371       578
------------------------------------------------- ---------- --------- ---------
Net income                                           $1,977    $1,496     $ 720
------------------------------------------------- ---------- --------- ---------

Tanger Properties Limited Partnership share of:
------------------------------------------------- ---------- --------- ---------
Net income                                         $  1,042     $ 819     $ 392
Depreciation (real estate related)                   $1,334    $1,101     $ 422
------------------------------------------------- ---------- --------- ---------

6.   Disposition of Properties

In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million, which is included in discontinued operations for the year ended December 31, 2004.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million, which is included in discontinued operations for the year ended December 31, 2004.

Throughout 2004, we sold five outparcels of land at various properties in our portfolio. These sales totaled $2.9 million in net proceeds. Gains of $1.5 million were recorded in other income for the year ended December 31, 2004.

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

Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

Summary Statements of Operations - Disposed
Properties:
                                                  2004      2003       2002
-------------------------------------------- ---------- --------- ----------

Revenues:
   Base rentals                                $ 1,452   $ 3,763    $ 5,868
   Percentage rentals                                4        28         32
   Expense reimbursements                          618     1,569      2,307
   Other income                                     28       108        101
-------------------------------------------- ---------- --------- ----------
         Total revenues                          2,102     5,468      8,308
-------------------------------------------- ---------- --------- ----------
Expenses:
   Property operating                              763     2,145      2,910
   General and administrative                        9        12         17
   Depreciation and amortization                   553     1,466      1,941
-------------------------------------------- ---------- --------- ----------
         Total expenses                          1,325     3,623      4,868
-------------------------------------------- ---------- --------- ----------
Discontinued operations before gain (loss)
   on sale of real estate                          777     1,845      3,440
Gain on sale of outparcels                         ---       ---        561
Gain (loss) on sale of real estate              (1,460)     (147)     1,702
-------------------------------------------- ---------- --------- ----------
Discontinued operations                        $  (683)  $ 1,698    $ 5,703
-------------------------------------------- ---------- --------- ----------

7.   Deferred Charges

Deferred charges as of December 31, 2004 and 2003 consists of the following (in thousands):

                                                     2004            2003
------------------------------------------- -------------- ---------------
Deferred lease costs and other intangibles       $ 78,713        $ 76,191
Deferred financing costs                            9,728           9,027
------------------------------------------- -------------- ---------------
                                                   88,441          85,218
Accumulated amortization                          (29,590)        (16,650)
------------------------------------------- -------------- ---------------
                                                 $ 58,851        $ 68,568
------------------------------------------- -------------- ---------------

Amortization of deferred lease costs and other intangibles for the years ended December 31, 2004, 2003 and 2002 was $11,700,000, $2,162,000 and $1,739,000,
respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2004, 2003 and 2002 was $1,454,000, $1,304,000 and
$1,209,000, respectively.

8.   Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following (in thousands):

                                                                                   2004            2003
------------------------------------------------------------------------- -------------- ---------------
Senior, unsecured notes:
    7.875% Senior, unsecured notes, matured October 2004                    $       ---        $ 47,509
    9.125% Senior, unsecured notes, maturing February 2008                      100,000         100,000
Unsecured note:
    LIBOR plus 1.75%, maturing March 2006                                        53,500             ---
Mortgage notes with fixed interest:
   9.77%, maturing April 2005                                                    13,807          14,179
   9.125%, maturing September 2005                                                7,291           7,812
   4.97%, maturing July  2008, including net premium of $9,346
  and $11,852, respectively                                                     192,681         198,258
   7.875%, maturing April 2009                                                   60,408          61,690
   7.98%, maturing April 2009                                                    18,433          18,746
   8.86%, maturing September 2010                                                15,722          15,975
Mortgage notes with variable interest:
    LIBOR plus 1.75%, refinanced in 2004                                            ---          53,500
Revolving lines of credit with variable interest rates ranging from either prime to prime + .50% or from LIBOR plus
   1.35% to LIBOR plus 1.50%                                                     26,165          22,650
------------------------------------------------------------------------- -------------- ---------------
                                                                              $ 488,007       $ 540,319
------------------------------------------------------------------------- -------------- ---------------

During 2004, we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the acquisition of the Charter Oak Partners' portfolio, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium had a value of $9.3 million as of December 31, 2004.

The Dalton, Georgia property as mentioned above in Footnote 6 served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007. Amounts available under these facilities at December 31, 2004 totaled $92.5 million. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $551.0 million at December 31, 2004, serve as collateral for the fixed and variable rate mortgages.

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

Maturities of the existing long-term debt are as follows ($ in thousands):

                  Year                            Amount
                  ------------------------- -------------
                  2005                          $ 26,418
                  2006                            59,215
                  2007                            32,305
                  2008                           275,223
                  2009                            71,441
                  Thereafter                      14,059
                  ------------------------- -------------
                  Subtotal                       478,661
                  Net premium                      9,346
                  ------------------------- -------------
                   Total                        $488,007
                  ------------------------- -------------


9.   Derivatives and Fair Value of Financial Instruments

In August 2004, TWMB's $19 million interest rate swap agreement with Bank of America, NA expired as scheduled. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%.

In January 2003, our interest rate swap agreement originally entered into during 2000 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97% expired as scheduled.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2004 and 2003, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $508.5 and $571.5 million, respectively.

10.  Partners' Equity

In December 2003, the Company completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million, which were contributed to the Operating Partnership in exchange for 2.3 million limited partnership units. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned in Note 4 above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 of the Company's common shares at the offering price of $20.25 per share. The Company received net proceeds of approximately $13.2 million from the exercise of the over-allotment, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

In September 2002, the Company completed a public offering of 2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million, which were contributed to the Operating Partnership in exchange for 1.0 million limited partnership units. The net proceeds were used, together with other available funds to acquire the Kensington Valley Factory Shops in Howell, Michigan mentioned in Note 3 above, reduce the outstanding balance on our lines of credit and for general corporate purposes.

At December 31, 2004 and 2003, the ownership interests of the Operating Partnership consisted of the following:

                                             2004           2003
        -------------------------- --------------- --------------
        Common units:
           General partner                150,000        150,000
           Limited partners            16,604,813     15,843,948
        -------------------------- --------------- --------------
             Total                     16,754,813     15,993,948
        -------------------------- --------------- --------------

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

In lieu of receiving the cash redemption price, holders of the Depositary Shares, at their option, could exercise their right to convert each Depositary Share into 1.802 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that were converted to common shares did not receive accrued and unpaid dividends, if any, but were entitled to receive common dividends declared after the date on which the Depositary Shares were converted to common shares.

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

In total, 787,008 of the Depositary Shares were converted into 1,418,156 common shares and the Company redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. Likewise, 787,008 preferred units were converted into 709,078 limited partnership units and the Operating
Partnership redeemed the remaining 14,889 preferred units. The Operating Partnership funded the redemption, totaling approximately $372,000, from cash flows from operations.

11.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the years ended December 31, 2004, 2003 and 2002 is set forth as follows (in thousands, except per unit amounts):



                                                         2004        2003            2002
--------------------- ---------------------------------------- ------------- -------------
NUMERATOR:
   Income from continuing operations                   $9,309       $14,701       $ 8,577
   Less applicable preferred unit distributions                        (806)       (1,771)
                                                       ---
-------------------------------------------------------------- ------------- -------------
   Income from continuing operations available
     to common unitholders - basic and diluted          9,309        13,895         6,806
   Discontinued operations                               (683)        1,698         5,703
-------------------------------------------------------------- ------------- -------------
   Net income available to common unitholders-
     basic and diluted                                 $8,626       $15,593       $12,509
-------------------------------------------------------------- ------------- -------------
DENOMINATOR:
   Basic weighted average common units                 16,555        13,085        11,356
   Effect of outstanding share and unit options            80           215           183
   Effect of unvested restricted share awards              15           ---           ---
-------------------------------------------------------------- ------------- -------------
   Diluted weighted average common units               16,650        13,300        11,539
-------------------------------------------------------------- ------------- -------------

Basic earnings per common unit:
   Income from continuing operations                    $ .56        $ 1.06         $ .60
   Discontinued operations                               (.04)          .13           .51
-------------------------------------------------------------- ------------- -------------
   Net income                                          $  .52      $   1.19        $ 1.11
-------------------------------------------------------------- ------------- -------------

Diluted earnings per common unit:
   Income from continuing operations                    $ .56      $   1.04         $ .59
   Discontinued operations                               (.04)          .13           .49
-------------------------------------------------------------- ------------- -------------
   Net income                                           $ .52        $ 1.17        $ 1.08
-------------------------------------------------------------- ------------- -------------

Options to purchase units exclude from the computation of diluted earnings per unit during 2004 and 2002 because the exercise price was greater than the average market price of the Company's common shares totaled 600 and 211,000 units, respectively. The assumed conversion of the preferred units as of the beginning of each year would have been anti-dilutive.

12.  Employee Benefit Plans

During the second quarter of 2004, the Company's Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated Incentive Award Plan. The Incentive Award Plan was approved by a vote of shareholders at the Company's Annual Shareholders' Meeting. The Board of Directors approved the grant of 212,250 restricted Company common shares to the independent directors and certain executive officers of the Company in April 2004. The Company receives one unit from the Operating Partnership for every two restricted shares issued by the Company. As a result of the granting of the restricted common shares, we recorded a charge to deferred compensation of $4.1 million in the partners' equity section of the consolidated balance sheet. During 2004 we recognized expense related to the amortization of the deferred compensation of approximately $1.3 million in accordance with the vesting schedule of the restricted shares.

We may issue up to 3.0 million units under the Incentive Award Plan. We have granted 1,810,440 options, net of options forfeited, and reserved 106,125 units for the grant of 212,250 restricted common share awards through December 31, 2004. Under the plan, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Units received upon exercise of Unit options are exchangeable for common shares on a two for one basis.

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

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding awards for the years ended December 31, 2004, 2003 and 2002 (in thousands except per unit data):



                                                                      2004          2003        2002
-------------------------------------------------------------- ------------ ------------- ------------
Net income                                                          $8,626      $ 16,399      $14,280

Add: Share-based employee compensation expense
     included in net income                                            225           102          ---

Less: Total share based employee compensation
      expense determined under fair value based
      Method for all awards                                           (225)         (102)        (160)
-------------------------------------------------------------- ------------ ------------- ------------
Pro forma net income                                                $8,626      $ 16,399      $14,120
-------------------------------------------------------------- ------------ ------------- ------------
Earnings per share:
     Basic - as reported                                              $.52         $1.19        $1.11
     Basic - pro forma                                                 .52          1.19         1.09

     Diluted - as reported                                            $.52         $1.17        $1.08
     Diluted - pro forma                                               .52          1.17         1.07
-------------------------------------------------------------- ------------ ------------- ------------
-------------------------------------------------------------- ------------ ------------- ------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2004: expected dividend yield ranging from 5.5% to 6.5%; expected life of 7 years; expected volatility of 23%; and risk-free interest rates ranging from 3.71% to 3.99%. There were no option grants in 2003 and 2002.

Options outstanding at December 31, 2004 have exercise prices between $18.625 and $38.83, with a weighted average exercise price of $31.09 and a weighted average remaining contractual life of 8.0 years.

A summary of the status of the plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table and narrative below:

                                                 2004                         2003                        2002
                                          --------------------       -----------------------    --------- -----------
                                          Units      Wtd Avg          Units     Wtd Avg          Units     Wtd Avg
                                                     Ex Price                   Ex Price                   Ex Price
------------------------------------- ------------- ------------- ------------ -------------- ----------- -----------
Outstanding at beginning                   365,760    $ 25.48      1,253,300     $ 23.84       1,387,430   $ 23.68
   of year
Granted                                    284,700      38.83            ---         ---             ---       ---
Exercised                                 (272,940)     26.48       (886,940)      23.16       (124,620)     21.87
Forfeited                                  (11,460)     37.37           (600)      18.63         (9,510)     25.45
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Outstanding at end of year                 366,060    $ 31.09        365,760     $ 25.48       1,253,300   $ 23.84
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Exercisable at end of year                  55,460    $ 26.20        240,260     $ 28.46       1,001,480   $ 24.37
Weighted average fair value
   of options granted                        $4.36                     $ ---                      $ ---

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years 2004, 2003 and 2002 was immaterial.

13.  Other Comprehensive Income

We account for derivative instruments under the guidance of FAS 133. In January 2003, an interest rate swap agreement with a notional amount of $25 million, designated as a cash flow hedge in accordance with the provisions of FAS 133, expired as scheduled. Upon expiration, the fair market value recorded on the balance sheet as a liability in accounts payable and accrued expenses was adjusted to zero through accumulated other comprehensive income. TWMB's interest rate swap agreement expired as scheduled during the third quarter of 2004. It had also been designated as a cash flow hedge and carried on its respective balance sheet at fair value.


Total comprehensive income for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                                                 2004           2003            2002
----------------------------------------------------------------------- -------------- -------------- ---------------
Net income                                                                     $8,626        $16,399        $ 14,280
----------------------------------------------------------------------- -------------- -------------- ---------------
     Other comprehensive income:
        Change in fair value of our portion of TWMB cash
            flow hedge                                                             82             57            (139)
        Change in fair value of cash flow hedge                                   ---             98             875
----------------------------------------------------------------------- -------------- -------------- ---------------
           Other comprehensive income                                              82            155             736
----------------------------------------------------------------------- -------------- -------------- ---------------
Total comprehensive income                                                    $ 8,708       $ 16,554         $15,016
----------------------------------------------------------------------- -------------- -------------- ---------------

14.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                           2004          2003         2002
------------------------------------ ------------- ------------ ------------
Advertising and promotion                $ 15,455     $ 10,006      $ 9,178
Common area maintenance                    25,345       14,988       12,740
Real estate taxes                          12,537        9,041        8,074
Other operating expenses                    6,422        4,933        3,592
------------------------------------ ------------- ------------ ------------
                                         $ 59,759     $ 38,968     $ 33,584
------------------------------------ ------------- ------------ ------------

15.  Lease Agreements

We are the lessor of a total of 1,988 stores in our 32 consolidated factory outlet centers, under operating leases with initial terms that expire from 2005 to 2021. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

              2005                           $ 114,232
              2006                              90,321
              2007                              68,151
              2008                              47,011
              2009                              30,531
              Thereafter                        34,424
              -------------------- --------------------
                                             $ 384,670
              -------------------- --------------------

16.  Commitments and Contingencies

We purchased the rights to lease land on which two of the outlet centers are situated for $1,536,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods, respectively. Accumulated amortization was $811,000 and $762,000 at December 31, 2004 and 2003, respectively.

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2005 to 2085. Annual rental payments for these leases totaled approximately $2,927,000, $2,572,000 and $2,437,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

              2005                             $ 3,101
              2006                               3,050
              2007                               2,907
              2008                               2,596
              2009                               2,242
              Thereafter                        85,444
              ------------------- ---------------------
                                              $ 99,340
              ------------------- ---------------------

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

17. Subsequent Events

On February 24, 2005, we completed the sale of our property located in Seymour, Indiana. Net proceeds received from the sale of the property were approximately $1.9 million. We recorded a loss on sale of real estate of approximately $4.7 million. We retained the excess land and outparcels which were part of the original purchase of the Seymour property. No impairment charges were previously recognized since this land is deemed to have a fair value in excess of the loss recognized from the sale of the shopping center. Accordingly, the sale of the shopping center was recorded as a loss on sale of real estate and will be reflected in discontinued operations in our results of operations in the first quarter of 2005.

On March 1, 2005, our Board of Trustees declared a $.645 cash distribution per common unit payable on May 16, 2005 to each unitholder of record on April 29, 2005.
                                      F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


To the Partners of Tanger Properties Limited Partnership and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated March 14, 2005 appearing in the 2004 Form 10-K of Tanger Properties Limited Partnership also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 14, 2005

             TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2004 (In thousands)

                                                                             Costs Capitalized
                                                                                Subsequent to          Gross Amount Carried at Close
                                                         Initial cost to         Acquisition                    of Period
        Description                                         Company             (Improvements)                  12/31/04 (1)
---------------------------------------- ------------ --------------------- ----------------------- --------------------------------

                                                                 Building             Building              Building
Outlet Center                            Encumbrances           Improvements         Improvements          Improvements
    Name                  Location            (4)        Land   & Fixtures    Land   & Fixtures     Land   & Fixtures      Total
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Barstow             Barstow, CA                   --    $3,672    $ 12,533    $ ---      $5,149    $3,672      $17,682     $21,354
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Blowing Rock        Blowing Rock, NC         $ 9,366     1,963       9,424      ---       3,023     1,963       12,447      14,410
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Boaz                Boaz, AL                     ---       616       2,195      ---       2,349       616        4,544       5,160
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Branson             Branson, MO                  ---     4,407      25,040      ---       9,124     4,407       34,164      38,571
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Commerce I          Commerce, GA               7,291       755       3,511      492      11,332     1,247       14,843      16,090
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Commerce II         Commerce, GA                 ---     1,262      14,046      541      21,234     1,803       35,280      37,083
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Foley               Foley, AL                 33,719     4,400      82,410      ---         711     4,400       83,121      87,521
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Gonzales            Gonzales, LA                 ---       679      15,895      ---       5,814       679       21,709      22,388
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Hilton Head         Blufton, SC               19,340     9,900      41,504      ---         205     9,900       41,709      51,609
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Howell              Howell, MI                   ---     2,250      35,250      ---       1,162     2,250       36,412      38,662
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Kittery-I           Kittery, ME                6,086     1,242       2,961      229       1,630     1,471        4,591       6,062
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Kittery-II          Kittery, ME                  ---       921       1,835      530         731     1,451        2,566       4,017
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Lancaster           Lancaster, PA             13,807     3,691      19,907      ---      13,266     3,691       33,173      36,864
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Lincoln City        Lincoln City, OR          10,887     6,500      28,673      ---          80     6,500       28,753      35,253
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Locust Grove        Locust Grove, GA             ---     2,558      11,801      ---      10,245     2,558       22,046      24,604
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Myrtle Beach 501    Myrtle Beach, SC          23,941    10,300      57,094      ---         433    10,300       57,527      67,827
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Nags Head           Nags Head, NC              6,356     1,853       6,679      ---       2,665     1,853        9,344      11,197
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
North Branch        North Branch, MN             ---       243       5,644      249       4,139       492        9,783      10,275
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Park City           Park City, UT             13,175     6,900      33,597      ---         528     6,900       34,125      41,025
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Pigeon Forge        Pigeon Forge, TN             ---       299       2,508      ---       2,181       299        4,689       4,988
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Rehoboth            Rehoboth Beach, DE        41,234    20,600      74,209      ---       3,969    20,600       78,178      98,778
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Riverhead           Riverhead, NY                ---       ---      36,374    6,152      75,127     6,152      111,501     117,653
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
San Marcos          San Marcos, TX            36,599     1,801       9,440       16      37,492     1,817       46,932      48,749
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Sanibel             Sanibel, FL                  ---     4,916      23,196      ---       6,405     4,916       29,601      34,517
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Sevierville         Sevierville, TN              ---       ---      18,495      ---      35,038       ---       53,533      53,533
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Seymour             Seymour, IN                  ---     1,590      13,249      ---         749     1,590       13,998      15,588
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Terrell             Terrell, TX                  ---       778      13,432      ---       6,556       778       19,988      20,766
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Tilton              Tilton, NH                13,603     1,800      24,838      ---         641     1,800       25,479      27,279
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Tuscola             Tuscola, IL               21,128     1,600      15,428      ---         178     1,600       15,606      17,206
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
West Branch         West Branch, MI            6,790       319       3,428      120       7,681       439       11,109      11,548
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Westbrook           Westbrook, CT             15,655     6,264      26,991      ---         359     6,264       27,350      33,614
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Williamsburg        Williamsburg, IA          18,668       706       6,781      716      14,999     1,422       21,780      23,202
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
                                           $ 297,645  $104,785    $678,368   $9,045    $285,195  $113,830     $963,563  $1,077,393
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------

             TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2004 (In thousands)
                                  (Continued)
                                                                    Life Used to
                                                                       Compute
                                                                    Depreciation
 Outlet Center                           Accumulated     Date of      in Income
    Name                  Location       Depreciation  Construction   Statement
------------------- -------------------- ------------- ------------- -----------
Barstow             Barstow, CA                $7,055       1995         (2)
------------------- -------------------- ------------- ------------- -----------
Blowing Rock        Blowing Rock, NC            3,085       1997 (3)     (2)
------------------- -------------------- ------------- ------------- -----------
Boaz                Boaz, AL                    2,851       1988         (2)
------------------- -------------------- ------------- ------------- -----------
Branson             Branson, MO                16,026       1994         (2)
------------------- -------------------- ------------- ------------- -----------
Commerce I          Commerce, GA               12,321       1989         (2)
------------------- -------------------- ------------- ------------- -----------
Commerce II         Commerce, GA                7,063       1995         (2)
------------------- -------------------- ------------- ------------- -----------
Foley               Foley, AL                   2,859      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Gonzales            Gonzales, LA               12,331      1992          (2)
------------------- ---------------------------------- ------------- -----------
Hilton Head         Blufton, SC                 1,679      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Howell              Howell, MI                  2,812      2002 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Kittery-I           Kittery, ME                 3,119      1986          (2)
------------------- -------------------- ------------- ------------- -----------
Kittery-II          Kittery, ME                 1,457      1989          (2)
------------------- -------------------- ------------- ------------- -----------
Lancaster           Lancaster, PA              13,360      1994 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Lincoln City        Lincoln City, OR            1,141      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Locust Grove        Locust Grove, GA            9,352      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Myrtle Beach 501    Myrtle Beach, SC            2,014      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Nags Head           Nags Head, NC               2,826      1997 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
North Branch        North Branch, MN            5,947      1992          (2)
------------------- -------------------- ------------- ------------- -----------
Park City           Park City, UT               1,228      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Pigeon Forge        Pigeon Forge, TN            2,976      1988          (2)
------------------- -------------------- ------------- ------------- -----------
Rehoboth            Rehoboth Beach, DE          2,609      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Riverhead           Riverhead, NY              38,401      1993          (2)
------------------- -------------------- ------------- ------------- -----------
San Marcos          San Marcos, TX             16,245      1993          (2)
------------------- -------------------- ------------- ------------- -----------
Sanibel             Sanibel, FL                 5,787      1998 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Sevierville         Sevierville, TN            13,420      1997 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Seymour             Seymour, IN                 7,160      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Terrell             Terrell, TX                 9,939      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Tilton              Tilton, NH                    941      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Tuscola             Tuscola, IL                   687      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
West Branch         West Branch, MI             4,845      1991          (2)
------------------- -------------------- ------------- ------------- -----------
Westbrook           Westbrook, CT               1,236      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Williamsburg        Williamsburg, IA           11,850      1991          (2)
------------------- -------------------- ------------- ------------- -----------
                                             $224,622
------------------- -------------------- ------------- ------------- -----------

(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $1,140,272,000
(2) The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term
(3)  Represents year acquired
(4) An additional $10,697 encumbrance previously related to our Dalton, Georgia center which was sold during 2004 exists at December 31, 2004 but is secured by a $6.4 million letter of credit, thus bringing our total encumbrances to $308,342

             TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2004
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2004 are as follows:

                                        2004             2003              2002
                              --------------- ---------------- -----------------
Balance, beginning of year        $1,078,553         $622,399          $599,266
Acquisition of real estate               ---          463,875            37,500
Improvements                          23,420            9,342             5,324
Dispositions and other               (24,580)         (17,063)          (19,691)
                              --------------- ---------------- -----------------
Balance, end of year              $1,077,393       $1,078,553          $622,399
                              =============== ================ =================


The changes in accumulated depreciation for the three years ended December 31, 2004 are as follows:

                                       2004             2003              2002
                              -------------- ---------------- -----------------
Balance, beginning of year        $ 192,698        $ 174,199         $ 148,950
Depreciation for the period          38,968           27,211            26,906
Dispositions and other               (7,044)          (8,712)           (1,657)
                              -------------- ---------------- -----------------
Balance, end of year               $224,622         $192,698          $174,199
                              ============== ================ =================
                                      F-28