Form 10-Q
period 2005-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2005-05-10
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to

                              Commission File Nos:
                                   33-99736-01
                                   333-3526-01
                                  333-39365-01
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

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
           For the three months ended March 31, 2005 and 2004                3

         Consolidated Balance Sheets
           As of March 31, 2005 and December 31, 2004                        4

         Consolidated Statements of Cash Flows
           For the three months ended March 31, 2005 and 2004                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

Item 4.  Controls and Procedures                                             22

                           Part II. Other Information

Item 1.  Legal proceedings                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    23

Signatures                                                                   23

                         TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per unit data)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                        2005         2004
----------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
REVENUES
  Base rentals                                                                      $ 31,861     $ 31,460
  Percentage rentals                                                                     886          711
  Expense reimbursements                                                              14,297       11,886
  Other income                                                                           947          850
----------------------------------------------------------------------------------------------------------
       Total revenues                                                                 47,991       44,907
----------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                  16,240       13,423
  General and administrative                                                           3,044        3,157
  Depreciation and amortization                                                       12,930       12,157
----------------------------------------------------------------------------------------------------------
       Total expenses                                                                 32,214       28,737
----------------------------------------------------------------------------------------------------------
Operating income                                                                      15,777       16,170
  Interest expense                                                                     8,228        8,864
----------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
  joint ventures, minority interest, discontinued operations
  and loss on sale of real estate                                                      7,549        7,306
Equity in earnings of unconsolidated joint ventures                                      191          165
Minority interest in consolidated joint venture                                       (6,624)      (6,593)
----------------------------------------------------------------------------------------------------------
Income from continuing operations                                                      1,116          878
Discontinued operations                                                                  ---          364
----------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate                                              1,116        1,242
Loss on sale of real estate                                                           (4,690)         ---
----------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     (3,574)       1,242
Income (loss) allocated to limited partners                                           (3,542)       1,231
----------------------------------------------------------------------------------------------------------
Income (loss) allocated to general partner                                            $  (32)        $ 11
----------------------------------------------------------------------------------------------------------

Basic earnings per common unit:
  Income (loss) from continuing operations                                            $ (.21)       $ .06
  Net income (loss)                                                                   $ (.21)       $ .08
----------------------------------------------------------------------------------------------------------

Diluted earnings per common unit:
  Income (loss) from continuing operations                                            $ (.21)       $ .06
  Net income (loss)                                                                   $ (.21)       $ .08
----------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                                   $ .6250       $.6150
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                              (In thousands, except unit data)

                                                                                                March 31,           December 31,
                                                                                                  2005                 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (unaudited)
ASSETS
 Rental Property
   Land                                                                                         $113,355              $ 113,830
   Buildings, improvements and fixtures                                                          955,931                963,563
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               1,069,286              1,077,393
   Accumulated depreciation                                                                     (228,252)              (224,622)
-----------------------------------------------------------------------------------------------------------------------------------
   Rental property, net                                                                          841,034                852,771
 Cash and cash equivalents                                                                         6,528                  4,089
 Deferred charges, net                                                                            55,611                 58,851
 Other assets                                                                                     21,310                 20,394
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                               $924,483              $ 936,105
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND PARTNERS' EQUITY
Liabilities
 Debt
   Senior, unsecured notes                                                                      $100,000              $ 100,000
   Mortgages payable (including a debt premium
     of $8,558 and $9,346, respectively)                                                         305,983                308,342
   Unsecured note                                                                                 53,500                 53,500
   Unsecured lines of credit                                                                      33,455                 26,165
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 492,938                488,007
 Construction trade payables                                                                       9,781                 11,918
 Accounts payable and accrued expenses                                                            25,523                 16,753
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                           528,242                516,678
-----------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest
 Minority interest in consolidated joint venture                                                 223,895                222,673
Partners' equity
 General partner                                                                                     527                    653
 Limited partners                                                                                178,751                200,076
 Deferred compensation                                                                            (6,844)                (3,975)
 Accumulated other comprehensive loss                                                                (88)                   ---
-----------------------------------------------------------------------------------------------------------------------------------
     Total partners' equity                                                                      172,346                196,754
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, minority interest and partners' equity                                $924,483              $ 936,105
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                2005         2004
------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
OPERATING ACTIVITIES
 Net income (loss)                                                                           $ (3,574)     $ 1,242
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization (including discontinued operations)                           12,930       12,376
   Amortization of deferred financing costs                                                       353          363
   Equity in earnings of unconsolidated joint ventures                                           (191)        (165)
   Consolidated joint venture minority interest                                                 6,624        6,593
   Compensation expense related to restricted shares
    and share options granted                                                                     242           14
   Amortization of premium on assumed indebtedness                                               (787)        (610)
   Loss on sale of real estate                                                                  4,690          ---
   Distributions received from unconsolidated joint ventures                                      450          375
   Net accretion of market rent rate adjustment                                                   (46)         (60)
   Straight-line base rent adjustment                                                            (112)         (84)
   Increase (decrease) due to changes in:
     Other assets                                                                                (582)        (285)
     Accounts payable and accrued expenses                                                     (2,179)         676
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activites                                                  17,818       20,435
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                                  (6,353)      (2,517)
 Additions to investments in unconsolidated joint ventures                                       (600)         ---
 Additions to deferred lease costs                                                               (573)        (239)
 Net proceeds from sale of real estate                                                          1,959          ---
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                     (5,567)      (2,756)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash distributions paid                                                                      (10,473)     (10,057)
 Distributions to consolidated joint venture minority interest                                 (5,402)      (4,404)
 Contributions from sole shareholder of general partner                                           ---       13,173
 Proceeds from issuance of debt                                                                41,440       26,075
 Repayments of debt                                                                           (35,722)     (45,363)
 Additions to deferred financing costs                                                            ---           (3)
 Proceeds from exercise of unit options                                                           345        3,808
------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                     (9,812)     (16,771)
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       2,439          908
Cash and cash equivalents, beginning of period                                                  4,089        9,864
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                      $ 6,528      $10,772
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

1. Business

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns, operates and manages factory outlet centers. We are recognized as one of the largest owners and operators of factory outlet centers in the United States of America with ownership interests in or management responsibilities for 33 centers in 22 states totaling 8.7 million square feet of gross leasble area ("GLA") as of March 31, 2005. We are controlled by Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as sole shareholder of our general partner, Tanger GP Trust. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term the "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

2. Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries and the accounts of joint ventures required to be consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51 ("FIN 46R") and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our consolidated balance sheets.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. See Footnote 5.

3.   Development of Rental Properties

We are currently underway with construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is $6.6 million. We currently expect to complete the expansion with stores commencing operations during the summer of 2005. Tenants will include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the expansion, our Locust Grove center will total approximately 294,000 square feet.

4.   Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of March 31, 2005 and December 31, 2004 was $7.0 million and $6.7 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provide to TWMB. The following management, leasing and development fees were recognized from services provided to TWMB during the quarter ended March 31, 2005 and 2004 (in thousands):

                                                          Three months
                                                         Ended March 31,
                                                       2005           2004
 ---------------------------------- ------------ ------------ ----------------
 Fee:
    Management                                          $ 78           $ 68
    Leasing                                                5             61
    Development                                           --              5
 ---------------------------------- ------------ ------------ ----------------
 Total Fees                                             $ 83           $134
 ---------------------------------- ------------ ------------ ----------------

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

TWMB Associates, LLC

During March 2005, TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest, entered into an interest rate swap agreement with Bank of America for a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate mortgage debt to fixed rate debt for the contract period at a rate of 5.99%.

In April 2005, TWMB obtained permanent financing to replace the construction loan debt that was utilized to build the outlet center in Myrtle Beach, South Carolina. The new mortgage amount is $35.8 million with a rate of LIBOR + 1.40%. The note is for a term of five years with payments of interest only. In April 2010, TWMB has the option to extend the maturity date of the loan two more years until 2012. All debt incurred by this unconsolidated joint venture is collateralized by its property.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC ("Deer Park"), a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intended to, and subsequently did, vacate the facility in May 2005. Annual rents received from the tenant were $3.4 million. During the first quarter of 2005, we made an equity contribution of $600,000 to Deer Park Enterprise, LLC ("Deer Park"). Both of the other members made equity contributions equal to ours during the quarter.

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC ("Wisconsin Dells"), a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC ("Tall Pines") as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. As of March 31, 2005, no capital contributions had been made by either member. We have begun the early development and leasing of the site. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006.


Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):


                                                   As of
Summary Balance Sheets                           March 31,          As of
 - Unconsolidated Joint Ventures:                   2005      December 31, 2004
--------------------------------------------- -------------- ------------------
Assets:
    Investment properties at cost, net              $67,399            $69,865
    Cash and cash equivalents                         4,319              2,449
    Deferred charges, net                             1,305              1,973
    Other assets                                      3,869              2,826
--------------------------------------------- -------------- ------------------
        Total assets                                $76,892            $77,113
--------------------------------------------- -------------- ------------------
Liabilities and Owners' Equity:
    Mortgages payable                               $60,254            $59,708
    Construction trade payables                         426                578
    Accounts payable and other liabilities              828                702
--------------------------------------------- -------------- ------------------
        Total liabilities                            61,508             60,988
    Owners' equity                                   15,384             16,125
--------------------------------------------- -------------- ------------------
        Total liabilities and owners' equity        $76,892            $77,113
--------------------------------------------- -------------- ------------------

 Summary Statement of Operations                        Three months ended
  - Unconsolidated Joint Ventures:                           March 31,

                                                      2005               2004
 ------------------------------------------------------------------------------

 Revenues                                            $2,511            $ 2,075
 ----------------------------------------------------------- ------------------

 Expenses:
    Property operating                                  974                775
    General and administrative                           --                  1
    Depreciation and amortization                       767                623
 ----------------------------------------------------------- ------------------
         Total expenses                               1,741              1,399
 ----------------------------------------------------------- ------------------
 Operating income                                       770                676
 Interest expense                                       417                380
 ----------------------------------------------------------- ------------------
 Net income                                           $ 353              $ 296
 ----------------------------------------------------------- ------------------

 Tanger's share of:
 ----------------------------------------------------------- ------------------
 Net income                                           $ 191              $ 165
 Depreciation (real estate related)                   $ 369              $ 300
 ----------------------------------------------------------- ------------------


5. Disposition of Properties

In February 2005, we completed the sale of the outlet center on our property located in Seymour, Indiana and recognized a loss of $4.7 million. Net proceeds received from the sale of the center were approximately $2.0 million. We continue to have a significant interest in the property by retaining several outparcels and significant excess land. As such, the results of operations from the property continue to be recorded as a component of income from continuing operations and the loss on sale of real estate is reflected outside the caption discontinued operations under the guidance of Regulation S-X 210.3-15.

Below is a summary of the results of operations for the North Conway, New Hampshire and Dalton, Georgia properties sold during the second and third quarters of 2004, which are accounted for under the provisions of FAS 144 (in thousands):

                                                          Three
                                                       Months Ended
                                                      March 31, 2004
-------------------------------------------------- --------------------
Revenues
   Base rentals                                            $ 601
   Expense reimbursements                                    262
   Other income                                                9
-------------------------------------------------- --------------------
     Total revenues                                          872
-------------------------------------------------- --------------------
Expenses:
   Property operating                                        288
   General and administrative                                  2
   Depreciation and amortization                             218
-------------------------------------------------- --------------------
       Total expenses                                        508
-------------------------------------------------- --------------------
Discontinued operations                                    $ 364
-------------------------------------------------- --------------------

6. Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2005, TWMB entered into an interest rate swap. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At March 31, 2005, our portion of the fair value of TWMB's hedge is recorded as a reduction to investment in joint ventures of approximately $88,000.

                                                            Three Months Ended
                                                                March 31,
                                                           2005          2004
--------------------------------------------------- -------------- ------------

Net income (loss)                                       $ (3,574)       $1,242
--------------------------------------------------- -------------- ------------
Other comprehensive income (loss):
     Change in fair value of our portion of
         TWMB cash flow hedge                                (88)           26
--------------------------------------------------- -------------- ------------
         Other comprehensive income (loss)                   (88)           26
--------------------------------------------------- -------------- ------------
Total comprehensive income (loss)                       $ (3,662)      $ 1,268
--------------------------------------------------- -------------- ------------

7. Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                              2005       2004
------------------------------------------------------- ------------ ----------
Numerator:
   Income from continuing operations
     - basic and diluted                                   $ 1,116      $ 878
   Loss on sale of real estate                              (4,690)       ---
------------------------------------------------------- ------------ ---------
     Adjusted income (loss) from continuing operations      (3,574)       878
   Discontinued operations                                     ---        364
------------------------------------------------------- ------------ ---------
   Net income (loss) - basic and diluted                  $ (3,574)    $1,242
------------------------------------------------------- ------------ ---------
Denominator:
   Basic weighted average common units                       16,685     16,370
   Effect of outstanding unit options                            77        130
   Effect of unvested restricted common share awards             16        ---
------------------------------------------------------- ------------ ----------
   Diluted weighted average common units                     16,778     16,500
------------------------------------------------------- ------------ ----------

Basic earnings per common unit:
   Income (loss) from continuing operations              $  (.21)      $  .06
   Discontinued operations                                   ---          .02
------------------------------------------------------- ------------ ----------
   Net income (loss)                                     $  (.21)      $  .08
------------------------------------------------------- ------------ ----------

Diluted earnings per common unit:
   Income (loss) from continuing operations              $  (.21)      $  .06
   Discontinued operations                                    ---         .02
------------------------------------------------------- ------------ ----------
   Net income (loss)                                     $  (.21)      $  .08
------------------------------------------------------- ------------ ----------

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership's general partner. There were no options excluded from the computation of diluted earnings per share for either period.

At March 31, 2005 and December 31, 2004, the ownership interests of the Operating Partnership consisted of the following:


                                                      2005           2004
--------------------------------------------- -------------- --------------
    Common units:
      General partner                               150,000        150,000
      Limited partners                           16,689,013     16,604,813
--------------------------------------------- -------------- --------------
         Total                                   16,839,013     16,754,813
--------------------------------------------- -------------- --------------

8. Deferred Compensation

In March 2005, the Company's Board of Directors approved the grant of 138,000 of the Company's restricted common shares to the independent directors and certain employees of the Operating Partnership. As a result of the granting of the Company's restricted common shares, we recorded a charge to deferred compensation of $3.1 million in the partners' equity section of the consolidated balance sheet. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors' restricted common shares vest ratably over a three year period. The restricted common shares granted to the Operating Partnership's employees vest over a five year period with 50% of the award vesting ratably over that period and 50% vesting based on the attainment of certain performance criteria.

9. Non-Cash Investing and Financing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2005 and 2004 amounted to $9.8 million and $5.8 million, respectively. We recognized charges to deferred compensation related to the issuance of the Company's restricted common shares in the 2005 period of $3.1 million. Also on March 1, 2005, the Company's Board of Directors declared a $.6450 cash distribution per common unit payable on May 16, 2005 to each unitholder of record on April 29, 2005. Since the distribution was declared prior to the quarter end date, we recorded the distribution of $10.9 million in accounts payable and accrued expenses as of March 31, 2005.

10. Subsequent Events

On April 10, 2005 we paid in full at maturity a $13.7 million, 9.77% mortgage with New York Life with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Lancaster, Pennsylvania property, was released upon satisfaction of the loan.

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

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2005 with the three months ended March 31, 2004. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

- risks that we incur a material, uninsurable loss of our capital investment and anticipated profits from one of our properties, such as those results from wars, earthquakes or hurricanes;

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

-    the ability to realize planned costs savings in acquisitions; and

-    retention of earnings.

General Overview

At March 31, 2005, we had ownership interests in or management responsibilities for 33 centers in 22 states totaling 8.7 million square feet compared to 40 centers in 23 states totaling 9.3 million square feet at March 31, 2004. The activity in our portfolio of properties since March 31, 2004 is summarized below:




                                                                                  No. of      GLA
                                                                                 Centers    (000's)      States
--------------------------------------------------------------------- ------ ------------ ----------- ------------
As of March 31, 2004                                                                 40       9,333           23
     Acquisitions/Expansions:
         Myrtle Beach Hwy 17, South Carolina -                                      ---          78          ---
              (unconsolidated joint venture)
     Dispositions:
         North Conway, New Hampshire (wholly-owned)                                  (2)        (62)         ---
         Dalton, Georgia (wholly-owned)                                              (1)       (173)         ---
         Vero Beach, Florida (managed)                                               (1)       (329)         ---
         Seymour, Indiana (wholly-owned)                                             (1)       (141)          (1)
         North Conway, New Hampshire (managed)                                       (2)        (40)         ---
         Other                                                                       ---         (3)         ---
--------------------------------------------------------------------- ------ ------------ ----------- ------------
As of March 31, 2005                                                                 33       8,663           22
--------------------------------------------------------------------- ------ ------------ ----------- ------------

A summary of the operating results for the three months ended March 31, 2005 and 2004 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                           2005            2004
--------------------------------------------------------------------- ----------- ----------------
GLA at end of period (000's)
   Wholly owned                                                            4,925            5,302
   Partially owned (consolidated) (1)                                      3,271            3,273
   Partially owned (unconsolidated) (2)                                      402              324
   Managed                                                                    65              434
--------------------------------------------------------------------- ----------- ----------------
Total GLA at end of period (000's)                                         8,663            9,333
Weighted average GLA (000's) (1) (3)                                       8,281            8,339
Occupancy percentage at end of period (4)                                    95%              94%
Per square foot for wholly owned and partially owned (consolidated) properties
--------------------------------------------------------------------- ----------- ----------------
Revenues
   Base rentals                                                           $ 3.85           $ 3.77
   Percentage rentals                                                        .11              .09
   Expense reimbursements                                                   1.73             1.43
   Other income                                                              .11              .10
--------------------------------------------------------------------- ----------- ----------------
     Total revenues                                                         5.80             5.39
--------------------------------------------------------------------- ----------- ----------------
Expenses
   Property operating                                                       1.96             1.61
   General and administrative                                                .37              .38
   Depreciation and amortization                                            1.56             1.46
--------------------------------------------------------------------- ----------- ----------------
     Total expenses                                                         3.89             3.45
--------------------------------------------------------------------- ----------- ----------------
Operating income                                                            1.91             1.94
   Interest expense                                                          .99             1.06
--------------------------------------------------------------------- ----------- ----------------
Income before equity in earnings of unconsolidated
  joint ventures, minority interest, discontinued
  operations and loss on sale of real estate                              $  .92            $ .88
--------------------------------------------------------------------- ----------- ----------------

(1) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.
(4) Represents occupancy only at centers in which we have an ownership interest.

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of March 31, 2005.




                                                     GLA            %
                    Location                        (sq. ft.)   Occupied
   ------------------------------------------- -----------------------------
   Riverhead, NY (1)                                  729,378      99
   Rehoboth, DE (1) (2)                               568,873      99
   Foley, AL (2)                                      535,514      95
   San Marcos, TX                                     442,510      98
   Myrtle Beach Hwy 501, SC (2)                       427,388      92
   Sevierville, TN (1)                                419,038      99
   Myrtle Beach Hwy 17, SC (1) (3)                    401,992      97
   Hilton Head, SC (2)                                393,094      89
   Commerce II, GA                                    342,556      96
   Howell, MI                                         324,631      96
   Park City, UT (2)                                  300,602      98
   Westbrook, CT (2)                                  291,051      92
   Branson, MO                                        277,883     100
   Williamsburg, IA                                   277,230      96
   Lincoln City, OR (2)                               270,280      91
   Tuscola, IL (2)                                    256,514      75
   Lancaster, PA                                      255,152      99
   Locust Grove, GA                                   247,454      97
   Gonzales, LA                                       245,199     100
   Tilton, NH (2)                                     227,998      91
   Fort Meyers, FL                                    198,924      92
   Commerce I, GA                                     185,750      76
   Terrell, TX                                        177,490     100
   North Branch, MN                                   134,480      98
   West Branch, MI                                    112,420      98
   Barstow, CA                                        108,950     100
   Blowing Rock, NC                                   105,332     100
   Pigeon Forge, TN (1)                                94,694      93
   Nags Head, NC                                       82,178     100
   Boaz, AL                                            79,575      95
   Kittery I, ME                                       59,694     100
   Kittery II, ME                                      24,619     100
   ------------------------------------------- ----------------------------
                                                    8,598,443      95
   ------------------------------------------ -----------------------------

(1) These properties or a portion thereof are subject to a ground lease.
(2) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.
(3) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest.

The table set forth below summarizes certain information as of March 31, 2005 related to GLA and debt with respect to our existing centers in which we have an ownership interest and which serve as collateral for existing mortgage loans.


                                                    Mortgage Debt
                                                    (000's) as of
                                         GLA           March 31,       Interest     Maturity
Location                              (sq. ft.)          2005            Rate         Date
--------------------------- ------------------- -------------------- ----------- ---------------
Lancaster, PA                          255,152              $13,709      9.770%       4/10/2005

Commerce I, GA                         185,750                7,153      9.125%       9/10/2005

Williamsburg, IA                       277,230
San Marcos I, TX                       221,073
West Branch, MI                        112,420
Kittery I, ME                           59,694
--------------------------- ------------------- -------------------- ----------- ---------------
                                       670,417               60,073      7.875%       4/01/2009

San Marcos II, TX                      221,437               18,350      7.980%       4/01/2009

Blowing Rock, NC                       105,332                9,326      8.860%       9/01/2010

Nags Head, NC                           82,178                6,329      8.860%       9/01/2010

Rehoboth  Beach, DE                    568,873
Foley, AL                              535,514
Myrtle Beach Hwy 501, SC               427,388
Hilton Head, SC                        393,094
Park City, UT                          300,602
Westbrook, CT                          291,051
Lincoln City, OR                       270,280
Tuscola, IL                            256,514
Tilton, NH                             227,998
--------------------------- ------------------- -------------------- ----------- ---------------
                                     3,271,314              182,485      6.590%       7/10/2008
Debt premium                                                  8,558
----------------------------------------------- -------------------- ----------- ---------------
Totals                               4,791,580             $305,983
=============================================== ==================== =========== ===============

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Base rentals increased $401,000, or 1%, in the 2005 period when compared to the same period in 2004. The increase is primarily due to an increase in the overall occupancy rate and increasing rental rates on renewals. Base rent per weighted average GLA increased by $.08 per square foot from $3.77 per square foot in the 2004 period to $3.85 per square foot in the 2005 period. The overall portfolio occupancy at March 31, 2005 increased 1% compared to March 31, 2004 from 94% to 95%, while the average increase in base rental rates on lease renewals and re-tenanting of vacant space during calendar year 2004 was 5.5%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $175,000 or 25%, and on a weighted average GLA basis, increased $.02 per square foot in 2005 compared to 2004. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of COROC's acquisition of the portfolio. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2005 were $315 per square foot. This represents a 3% increase compared to the same period in 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 89% in the 2005 and 2004 periods, respectively.

Other income increased $97,000, or 11%, in 2005 compared to 2004 and on a weighted average GLA basis, increased $.01 per square foot from $.10 to $.11. The overall increase is due primarily to increases in vending income offset by decreases in fees from management activities. We have had a decrease of 369,000 square feet of GLA that we manage from the 2004 period to the 2005 period.

Property operating expenses increased by $2.8 million, or 21%, in the 2005 period as compared to the 2004 period and, on a weighted average GLA basis, increased $.35 per square foot from $1.61 to $1.96. The increase is due primarily to higher advertising and marketing expenses as the Easter holiday occurred in the first quarter in 2005 versus the second quarter in 2004. Also, we experienced much higher snow removal costs in our northeastern properties in 2005 versus 2004.

General and administrative expenses decreased $113,000, or 4%, in the 2005 period as compared to the 2004 period. The decrease is primarily due to reduced travel expenses in 2005 offset by an increase in compensation expense related to employee unit options and restricted shares issued in the second quarter of 2004 and accounted for under SFAS 123. As a percentage of total revenues, general and administrative expenses decreased from 7% in the 2004 to 6% in 2005 and, on a weighted average GLA basis, decreased from $.38 per square foot in the 2004 period to $.37 per square foot in the 2005 period.

Interest expense decreased $636,000, or 7%, during the 2005 period as compared to 2004 period due primarily to the decrease in overall debt outstanding in the 2005 period versus the 2004 period. Outstanding debt has been reduced through proceeds from property sales during 2004 and 2005 and proceeds from the exercise of employee unit options.

Depreciation and amortization per weighted average GLA increased from $1.46 per square foot in the 2004 period to $1.56 per square foot in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") for tenants that terminated their leases during the 2005 period.

During the first quarter of 2005 we sold our center in Seymour, Indiana. However, under the provisions of FAS 144, the sale did not qualify for treatment as discontinued operations. During the second and third quarters of 2004, we sold properties in North Conway, New Hampshire and Dalton, Georgia that did qualify for treatment as discontinued operations based on the guidance of FAS
144. For these properties, the results of operations from the first quarter of 2004 are recorded in discontinued operations.

We recorded a loss on sale of real estate of $4.7 million for the sale of the outlet center at our property in Seymour, Indiana in February 2005. Net proceeds received for the center were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.8 million and $20.4 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable and accrued expenses during the 2005 period. Net cash used in investing activities was $5.6 million and $2.8 million during the first three months of 2005 and 2004, respectively. The increase was due primarily to cash used in the 2005 period for the expansion at our Locust Grove, Georgia center and significant tenant allowances paid, offset by the proceeds from the sale of our center in Seymour, Indiana. Net cash used in financing activities was $9.8 million and $16.8 million during the first three months of 2005 and 2004, respectively. Cash used was lower in 2005 due to a change of $25 million in cash provided by net proceeds from debt from 2004 to 2005, offset by the issuance of 690,000 of the Company's common shares for net proceeds of $13.2 million in 2004, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

Developments, Dispositions and Joint Ventures

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, many not result in an increase in net income or funds from operations.

DEVELOPMENTS

We are currently underway with the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is $6.6 million. We currently expect to complete the expansion with stores commencing operations during the summer of 2005. Tenants will include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the expansion, our Locust Grove center will total approximately 294,000 square feet.

We have an option to  purchase  land and have  begun the early  development  and leasing of a site located approximately 30 miles south of Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in 2007.

We have an option to purchase land and have begun the early development and leasing of a site located near Charleston, South Carolina. We currently expect the center to be approximately 350,000 square feet upon total build out with the initial phase scheduled to open in 2006.

DISPOSITIONS

In February 2005, we completed the sale of the outlet center on our property located in Seymour, Indiana. Net proceeds received from the sale of the center were approximately $2.0 million. We recorded a loss on sale of real estate of $4.7 million during the first quarter of 2005. We continue to have a significant interest in the property by retaining several outparcels and significant excess land. Management is considering various alternatives, including the potential sale of the remaining property.

JOINT VENTURES

TWMB Associates, LLC

During March 2005, TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest, entered into an interest rate swap agreement with Bank of America for a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate mortgage debt to fixed rate debt for the contract period at a rate of 5.99%.

In April 2005, TWMB obtained permanent financing to replace the construction loan debt that was utilized to build the outlet center in Myrtle Beach, South Carolina. The new mortgage amount is $35.8 million with a rate of LIBOR + 1.40%. The note is for a term of five years with payments of interest only. In April 2010, TWMB has the option to extend the maturity date of the loan two more years until 2012. All debt incurred by this unconsolidated joint venture is collateralized by its property.

Either member in TWMB has the right to initiate the sale or purchase of the other party's interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either partner enacts this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of our member's interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach, South Carolina area.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC ("Deer Park"), a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intended to, and subsequently did, vacate the facility in May 2005. Annual rents received from the tenant were $3.4 million. During the first quarter of 2005, we made an equity contribution of $600,000 to Deer Park Enterprise, LLC ("Deer Park"). Both of the other members made equity contributions equal to ours during the quarter.

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC ("Wisconsin Dells"), a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC ("Tall Pines) as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. As of March 31, 2005, no capital contributions had been made by either member. We have begun the early development and leasing of the site. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Financing Arrangements

At March 31, 2005, approximately 39% of our outstanding long-term debt, excluding debt premium, represented unsecured borrowings and approximately 41% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2005 and 2004 was 7.37% and 7.30%, respectively.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $125 million at March 31, 2005. All of our lines of credit have maturity dates of June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status in accordance with Real Estate Investment Trust ("REIT") requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

On March 1, 2005, the Company's Board of Directors declared a $.6450 cash distribution per common unit payable on May 16, 2005 to each unitholder of record on April 29, 2005.

Off-Balance Sheet Arrangements

As of April 2005, upon attaining permanent financing, we are no longer a party to a joint and several guarantee with respect to the original $36.2 million construction loan of the TWMB property. We are a party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park related to its potential site in Deer Park, New York.

Critical Accounting Policies and Estimates

Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2005.

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

During 2005, we have approximately 1,821,000 square feet, or 21% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2005, we have renewed approximately 739,000 square feet, or 41% of the square feet scheduled to expire in 2005. The existing tenants have renewed at an average base rental rate approximately 9% higher than the expiring rate. We also re-tenanted approximately 205,000 square feet of vacant space during the first three months of 2005 at an 4% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.2% of our combined base and percentage rental revenues for the three months ended March 31, 2005. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of March 31, 2005 and 2004, our centers were 95% and 94% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2005, TWMB had an interest rate swap agreement effective through March 2010 with a notional amount of $35 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 5.99%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2005, TWMB would have paid approximately $176,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $160,000 to approximately $336,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2005 was $511.4 million and its recorded value was $492.9 million. A 1% increase from prevailing interest rates at March 31, 2005 would result in a decrease in fair value of total long-term debt by approximately $12.3 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Treasurer and Assistant Secretary, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on March 31, 2005 (Evaluation
Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     10.8   Amended and Restated Employment Agreement of Wilard A. Chafin.

     10.18 Form of Restricted Share Agreement between the Company and certain Officers.

     10.19 Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting.

     10.20 Form of Restricted Share Agreement between the Company and certain Directors.

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


              TANGER PROPERTIES LIMITED PARTNERSHIP


              By: TANGER GP TRUST,  its sole general partner

              By: /s/ Frank C. Marchisello, Jr.
                 ---------------------------------------------
              Frank C. Marchisello, Jr.
              Treasurer and Assistant Secretary of Tanger GP Trust, Sole General Partner of the Registrant


DATE: May 10, 2005

                                  Exhibit Index


Exhibit No.                               Description
--------------------------------------------------------------------------------

10.8     Amended and Restated Employment Agreement of Willard A. Chafin.

10.18    Form of Restricted Share Agreement between the Company and certain
         Officers.

10.19 Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting.

10.20 Form of Restricted Share Agreement between the Company and certain Directors.

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