Form 10-Q
period 2005-06-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2005-08-05
CIK 1004036

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes No X

                      TANGER PROPERTIES LIMITED PARTNERSHIP

                                      Index

                          Part I. Financial Information

                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)
           Consolidated Statements of Operations
                For the three and six months ended June 30, 2005 and 2004                                 3

           Consolidated Balance Sheets
                As of June 30, 2005 and December 31, 2004                                                 4

           Consolidated Statements of Cash Flows
                For the six months ended June 30, 2005 and 2004                                           5

           Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      25

Item 4.  Controls and Procedures                                                                         26

                                             Part II. Other Information

Item 1.  Legal proceedings                                                                               27

Item 6.  Exhibits and Reports on Form 8-K                                                                27

Signatures                                                                                               28

                                      TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per unit data)

                                                                                  Three Months Ended              Six Months Ended
                                                                                      June 30,                       June 30,
                                                                                  2005          2004             2005         2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)                   (unaudited)
REVENUES
  Base rentals                                                                $ 33,528       $32,041         $ 65,389     $ 63,501
  Percentage rentals                                                             1,267           958            2,153        1,669
  Expense reimbursements                                                        12,620        13,010           26,917       24,896
  Other income                                                                   1,205         2,388            2,152        3,238
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                           48,620        48,397           96,611       93,304
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                            14,611        14,719           30,851       28,142
  General and administrative                                                     3,711         3,254            6,755        6,411
  Depreciation and amortization                                                 11,420        12,955           24,350       25,112
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                           29,742        30,928           61,956       59,665
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                18,878        17,469           34,655       33,639
  Interest expense                                                               8,167         8,901           16,395       17,765
-----------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
  joint ventures, minority interest, discontinued operations
  and loss on sale of real estate                                               10,711         8,568           18,260       15,874
Equity in earnings of unconsolidated joint ventures                                268           275              459          440
Minority interest in consolidated joint venture                                 (6,727)       (6,619)         (13,351)     (13,212)
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                4,252         2,224            5,368        3,102
Discontinued operations                                                            ---         2,362              ---        2,726
-----------------------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate                                        4,252         4,586            5,368        5,828
Loss on sale of real estate                                                        ---           ---           (4,690)         ---
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       4,252         4,586              678        5,828
Income allocated to limited partners                                             4,214         4,544              672        5,775
-----------------------------------------------------------------------------------------------------------------------------------
Income allocated to general partner                                               $ 38          $ 42                6           53
-----------------------------------------------------------------------------------------------------------------------------------


Basic earnings per common unit:
 Income from continuing operations                                               $ .25         $ .13            $ .04        $ .19
 Net income                                                                      $ .25         $ .28            $ .04        $ .35
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common unit:
 Income from continuing operations                                               $ .25         $ .13            $ .04        $ .19
 Net income                                                                      $ .25         $ .28            $ .04        $ .35
-----------------------------------------------------------------------------------------------------------------------------------

Distributions paid per common unit                                              $.6450       $ .6250         $ 1.2700     $ 1.2400
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                                                                 June 30,          December 31,
                                                                                                   2005                2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (unaudited)
ASSETS
 Rental property
   Land                                                                                         $113,284            $ 113,830
   Buildings, improvements and fixtures                                                          956,440              963,563
   Construction in progress                                                                        6,044                  ---
------------------------------------------------------------------------------------------------------------------------------
                                                                                               1,075,768            1,077,393
   Accumulated depreciation                                                                     (237,688)            (224,622)
------------------------------------------------------------------------------------------------------------------------------
   Rental property, net                                                                          838,080              852,771
 Cash and cash equivalents                                                                         3,536                4,089
 Deferred charges, net                                                                            54,818               58,851
 Other assets                                                                                     21,500               20,394
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                               $917,934            $ 936,105
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND PARTNERS' EQUITY
Liabilities
 Debt
   Senior, unsecured notes                                                                      $100,000            $ 100,000
   Mortgages payable (including a premium of $7,916 and $9,346, respectively)                    290,197              308,342
   Unsecured note                                                                                 53,500               53,500
   Unsecured lines of credit                                                                      45,330               26,165
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 489,027              488,007
 Construction trade payables                                                                       9,231               11,918
 Accounts payable and accrued expenses                                                            16,691               16,753
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                          514,949              516,678
------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest in consolidated joint venture                                                  225,103              222,673
------------------------------------------------------------------------------------------------------------------------------
Partners' equity
  General partner                                                                                    468                  653
  Limited partner                                                                                184,228              200,076
  Deferred compensation                                                                           (6,372)              (3,975)
  Accumulated other comprehensive loss                                                              (442)                 ---
------------------------------------------------------------------------------------------------------------------------------
     Total partners' equity                                                                      177,882              196,754
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities, minority interest and partners' equity                                 $917,934            $ 936,105
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                 TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                                                                      Six Months Ended
                                                                                                            June 30,
                                                                                                      2005          2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          (unaudited)
OPERATING ACTIVITIES
 Net income                                                                                          $ 678       $ 5,828
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                    24,350        25,559
   Amortization of deferred financing costs                                                            689           727
   Equity in earnings of unconsolidated joint ventures                                                (459)         (440)
   Consolidated joint venture minority interest                                                     13,351        13,212
   Compensation expense related to restricted shares and share options granted                         709         1,003
   Amortization of debt premium                                                                     (1,430)       (1,245)
  (Gain) loss on sale of real estate                                                                 4,690        (2,084)
   Gain on sale of outparcels of land                                                                 (127)       (1,219)
   Net accretion of market rent rate adjustment                                                       (659)         (370)
   Distributions received from unconsolidated joint ventures                                           950           750
   Straight-line base rent adjustment                                                                 (651)         (218)
   Increase (decrease) due to changes in:
   Other assets                                                                                       (242)       (1,363)
   Accounts payable and accrued expenses                                                              (504)          959
-------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                      41,345        41,099
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                                      (13,451)       (6,907)
 Additions to investments in unconsolidated joint ventures                                            (950)          ---
 Additions to deferred lease costs                                                                  (1,418)         (924)
 Net proceeds from sale of real estate                                                               2,211         8,945
 Increase in escrow from rental property purchase                                                      ---        (6,565)
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                         (13,608)       (5,451)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash distributions paid                                                                           (21,333)      (20,386)
 Distributions to consolidated joint venture minority interest                                     (10,921)      (11,135)
 Contribution from sole shareholder of general partner                                                 ---        13,173
 Proceeds from issuance of debt                                                                     74,990        40,350
 Repayments of debt                                                                                (72,540)      (65,850)
 Additions to deferred financing costs                                                                  (1)           (9)
 Proceeds from exercise of unit options                                                              1,515         7,022
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                         (28,290)      (36,835)
-------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                             (553)       (1,187)
Cash and cash equivalents, beginning of period                                                       4,089         9,864
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                           $ 3,536       $ 8,677
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

1.       Business

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns, operates and manages factory outlet centers. We are recognized as one of the largest owners and operators of factory outlet centers in the United States of America with ownership interests in or management responsibilities for 33 centers in 22 states totaling 8.7 million square feet of gross leasable area ("GLA") as of June 30, 2005. We are controlled by Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), as sole shareholder of our general partner, Tanger GP Trust. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term the "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

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

3.     Development of Rental Properties

Locust Grove, Georgia

We are currently underway with construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is approximately $6.6 million. We currently expect to complete the expansion with stores commencing operations during the fall of 2005. Tenants will include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the expansion, our Locust Grove center will total approximately 294,000 square feet.

Foley, Alabama

We are currently underway with construction of a 21,000 square foot expansion at our center located in Foley, Alabama. The estimated cost of the expansion is approximately $3.8 million. We currently expect to complete the expansion with stores commencing operations during the fourth quarter of 2005. Leases have been executed with Ann Taylor, Skechers, Tommy Hilfiger and others. Upon completion of the expansion, the company's Foley center will total approximately 557,000 square feet.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $3.0 million at June 30, 2005. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2005 and 2004 amounted to $80,000 and $63,000, respectively, and for the six months ended June 30, 2005 and 2004 amounted to $113,000 and $124,000, respectively.

4. Investments in Unconsolidated Real Estate Joint Ventures


Our investments in unconsolidated real estate joint ventures aggregated $6.8 and $6.7 million as of June 30, 2005 and December 31, 2004, respectively. We are members of the following unconsolidated real estate joint ventures:

          Joint Venture      Our Ownership %            Project Location
---------------------------- --------------- -----------------------------------
TWMB Associates, LLC               50%            Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC        50%             Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC          33%                Deer Park, New York


These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provide to TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest. The following management, leasing and development fees were recognized from services provided to TWMB during the three and six month periods ended June 30, 2005 and 2004 (in thousands):

                             Three Months Ended         Six Months Ended
                                 June 30,                   June 30,
                              2005         2004         2005          2004
----------------------- ------------ ----------- ------------ -------------
Fee:
   Management                  $ 78        $ 69        $ 156         $ 137
   Leasing                      ---          78            5           139
   Development                  ---          17          ---            22
----------------------- ------------ ----------- ------------ -------------
Total Fees                     $ 78       $ 164        $ 161         $ 298
----------------------- ------------ ----------- ------------ -------------

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

TWMB Associates, LLC

During March 2005,TWMB entered into an interest rate swap agreement with Bank of America for a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate mortgage debt to fixed rate debt for the contract period at a rate of 5.99%.

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

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC ("Wisconsin Dells"), a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC ("Tall Pines") as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. We have begun the early development and leasing of the site and we and our partner each made a capital contribution of $50,000 to the joint venture in June 2005. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006. We have evaluated the accounting treatment for the joint venture under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the joint venture.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC ("Deer Park"), a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intended to, and subsequently did, vacate the facility in May 2005. Annual rents received from the tenant were $3.4 million. During the first six months of 2005, we made additional equity contributions totaling $900,000 to Deer Park. Both of the other members made equity contributions equal to ours during the period.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                   As of             As of
Summary Balance Sheets                           June 30,         December 31,
 - Unconsolidated Joint Ventures:                  2005              2004
-------------------------------------------- --------------- -------------------
Assets:
    Investment properties at cost, net             $67,446             $69,865
    Cash and cash equivalents                        4,253               2,449
    Deferred charges, net                            1,433               1,973
    Other assets                                     4,245               2,826
-------------------------------------------- --------------- -------------------
        Total assets                               $77,377             $77,113
-------------------------------------------- --------------- -------------------
Liabilities and Owners' Equity:
    Mortgages payable                              $61,024             $59,708
    Construction trade payables                        477                 578
    Accounts payable and other liabilities           1,956                 702
-------------------------------------------- --------------- -------------------
        Total liabilities                           63,457              60,988
    Owners' equity                                  13,920              16,125
-------------------------------------------- --------------- -------------------
        Total liabilities and owners' equity       $77,377             $77,113
-------------------------------------------- --------------- -------------------

                                                                 Three                      Six Months
                                                             Months Ended                      Ended
Consolidated Statements of Operations -                         June 30,                     June 30,
Unconsolidated Joint Ventures                             2005           2004           2005          2004
---------------------------------------------- ---------------- -------------- -------------- -------------

Revenues                                               $ 2,933        $ 2,507         $5,444       $ 4,582
---------------------------------------------- ---------------- -------------- -------------- -------------

Expenses:
   Property operating                                    1,067            946          2,041         1,721
   General and administrative                               15             12             15            13
   Depreciation and amortization                           769            631          1,536         1,254
---------------------------------------------- ---------------- -------------- -------------- -------------
        Total expenses                                   1,851          1,589          3,592         2,988
---------------------------------------------- ---------------- -------------- -------------- -------------
Operating income                                         1,082            918          1,852         1,594
Interest expense                                           574            405            991           785
---------------------------------------------- ---------------- -------------- -------------- -------------
Net income                                               $ 508          $ 513          $ 861         $ 809
---------------------------------------------- ---------------- -------------- -------------- -------------

Tanger's share of:
---------------------------------------------- ---------------- -------------- -------------- -------------
Net income                                               $ 268          $ 275          $ 459         $ 440
Depreciation (real estate related)                         370            304            739           604
---------------------------------------------- ---------------- -------------- -------------- -------------

5. Disposition of Properties

In February 2005, we completed the sale of the outlet center on a portion of our property located in Seymour, Indiana and recognized a loss of $4.7 million. Net proceeds received from the sale of the center were approximately $2.0 million. We continue to have a significant involvement in this location by retaining several outparcels and significant excess land adjacent to the disposed property. As such, the results of operations from the property continue to be recorded as a component of income from continuing operations and the loss on sale of real estate is reflected outside the caption discontinued operations under the guidance of Regulation S-X 210.3-15.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million which is included in discontinued operations for the three and six months ended June 30, 2004.

Below is a summary of the results of operations for the North Conway, New Hampshire and Dalton, Georgia properties sold during the second and third quarters of 2004, which are accounted for under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which requires that all current and prior periods presented reflect the discontinued operations (in thousands):

                                                                      Three              Six
                                                                    Months Ended     Months Ended
                                                                   June 30, 2004    June 30, 2004
----------------------------------------------------------- --------------------- -------------------
Revenues
   Base rentals                                                             $572             $ 1,173
   Percentage rentals                                                          1                   1
   Expense reimbursements                                                    244                 507
   Other income                                                                9                  18
----------------------------------------------------------- --------------------- -------------------
     Total revenues                                                          826               1,699
----------------------------------------------------------- --------------------- -------------------
Expenses:
   Property operating                                                        316
                                                                                                 604
   General and administrative                                                  4
                                                                                                   6
   Depreciation and amortization                                             228                 447
----------------------------------------------------------- --------------------- -------------------
       Total expenses                                                        548               1,057
----------------------------------------------------------- --------------------- -------------------
Discontinued operations before gain on sale of
real estate                                                                  278                 642
Gain on sale of real estate                                                2,084               2,084
----------------------------------------------------------- --------------------- -------------------
Discontinued operations                                                    2,362               2,726
----------------------------------------------------------- --------------------- -------------------

6.       Debt

In April 2005, we paid in full at maturity a $13.7 million, 9.77% mortgage with New York Life with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Lancaster, Pennsylvania property, was released upon satisfaction of the loan.

7.      Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2005, TWMB entered into an interest rate swap. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At June 30, 2005, our portion of the fair value of TWMB's hedge is recorded as a reduction to investment in joint ventures of approximately $442,000.

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                         2005         2004        2005           2004
--------------------------------------------------- ----------- ------------ ------------ --------------
Net income                                             $ 4,252      $ 4,586        $ 678        $ 5,828
--------------------------------------------------- ----------- ------------ ------------ --------------
Other comprehensive income (loss):
     Change in fair value of our portion of
        TWMB cash flow hedge                              (354)          35         (442)            62
--------------------------------------------------- ----------- ------------ ------------ --------------
Total comprehensive income                             $ 3,898      $ 4,621        $ 236        $ 5,890
--------------------------------------------------- ----------- ------------ ------------ --------------

8.     Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

                                                                         Three Months Ended           Six Months Ended
                                                                             June 30,                      June 30,

                                                                        2005          2004            2005        2004
---------------------------------------------------------------- ------------- ------------- -------------- -----------
Numerator:
   Income from continuing operations - basic and diluted              $ 4,252        $2,224         $5,368      $3,102
   Loss on sale of real estate not included in discontinued
    operations                                                            ---           ---         (4,690)        ---
---------------------------------------------------------------- ------------- ------------- -------------- -----------
   Adjusted income from continuing operations                           4,252         2,224            678       3,102
   Discontinued operations                                                ---         2,362            ---       2,726
---------------------------------------------------------------- ------------- ------------- -------------- -----------
   Net income - basic and diluted                                     $ 4,252       $ 4,586           $678      $5,828
---------------------------------------------------------------- ------------- ------------- -------------- -----------
Denominator:
   Basic weighted average common units                                 16,712        16,537         16,698      16,453
   Effect of outstanding unit options                                      69            74             73         100
   Effect of unvested restricted share awards                              27             6             22           5
---------------------------------------------------------------- ------------- ------------- -------------- -----------
   Diluted weighted average common units                               16,808        16,617         16,793      16,558

Basic earnings per common unit:
Income from continuing operations                                      $  .25         $ .13          $ .04       $ .19
Discontinued operations                                                   ---           .15            ---         .16
---------------------------------------------------------------- ------------- ------------- -------------- -----------
Net income                                                             $  .25         $ .28          $ .04       $ .35

Diluted earnings per common unit:
Income from continuing operations                                      $  .25         $ .13          $ .04       $ .19
Discontinued operations                                                   ---           .15            ---         .16
---------------------------------------------------------------- ------------- ------------- -------------- -----------
Net income                                                             $  .25         $ .28          $ .04       $ .35
---------------------------------------------------------------- ------------- ------------- -------------- -----------


The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of the Company. Options excluded from the computation of diluted earnings per unit were 1,000 and 199,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, 500 and 92,000 options were excluded from the computation, respectively.

At June 30, 2005 and December 31, 2004, the ownership interests of the Operating Partnership consisted of the following:

                                                        2005            2004
-------------------------------------------- ---------------- ---------------
   Common units:
   General partner                                   150,000         150,000
   Limited partners                               16,730,813      16,604,813
-------------------------------------------- ---------------- ---------------
Total                                             16,880,813      16,754,813
-------------------------------------------- ---------------- ---------------

9.     Deferred Compensation

In March 2005, the Company's Board of Directors approved the grant of 138,000 of the Company's restricted common shares to the Company's independent directors and certain employees of the Operating Partnership. As a result of the granting of the Company's restricted common shares, we recorded a charge in partners equity related to deferred compensation of $3.1 million in the consolidated balance sheet. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors' restricted common shares vest ratably over a three year period. The restricted common shares granted to the Operating Partnership's employees vest over a five year period with 50% of the award vesting ratably over that period and 50% vesting based on the attainment of certain market performance criteria.

10.     Non-Cash Investing and Financing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Capitalized costs included in construction trade payables as of June 30, 2005 and 2004 amounted to $9.2 million and $6.3 million, respectively. We recognized charges to deferred compensation related to the issuance of the Company's restricted common shares and unit options of $3.1 and $4.4 million during the six month periods ended June 30, 2005 and 2004, respectively.

11.     New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which replaces FAS 123 which we adopted effective January 1, 2003. We expect to adopt FAS 123R on January 1, 2006. We are currently evaluating the effect of the adoption of FAS 123R on our consolidated financial statements.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We believe this consensus will have no impact on the accounting treatment currently applied to our joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and Company together, as the text requires.

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2005 with the three and six months ended June 30, 2004. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

- the risk that historically high fuel prices may impact consumer travel and spending habits;

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

-    the ability to realize planned costs savings in acquisitions; and

-    retention of earnings.

     General Overview

At June 30, 2005, we had ownership interests in or management responsibilities for 33 centers in 22 states totaling 8.7 million square feet compared to 38 centers in 23 states totaling 9.3 million square feet at June 30, 2004. The activity in our portfolio of properties since June 30, 2004 is summarized below:


                                                      No. of       GLA
                                                      Centers     (000's)     States
-------------------------------------------------- ----------- ----------- ------------
As of June 30, 2004                                       38       9,321           23
     Expansion:
         Myrtle Beach Hwy 17, South Carolina -           ---          28          ---
              (unconsolidated joint venture)
     Dispositions:
         Dalton, Georgia (wholly-owned)                   (1)       (173)         ---
         Vero Beach, Florida (managed)                    (1)       (329)         ---
         Seymour, Indiana (wholly-owned)                  (1)       (141)          (1)
         North Conway, New Hampshire (managed)            (2)        (40)         ---
         Other                                           ---                      ---
                                                                      (5)
-------------------------------------------------- ----------- ----------- ------------
As of June 30, 2005                                       33       8,661           22
-------------------------------------------------- ----------- ----------- ------------

A summary of the operating results for the three and six months ended June 30, 2005 and 2004 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                            Three Months Ended             Six Months Ended
                                                                                   June 30,                     June 30,
                                                                              2005         2004         2005          2004
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's)
     Wholly owned                                                            4,923        5,240        4,923         5,240
     Partially-owned (consolidated) (1)                                      3,271        3,273        3,271         3,273
     Partially owned (unconsolidated) (2)                                      402          374          402           374
     Managed                                                                    65          434           65           434
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                           8,661        9,321        8,661         9,321
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Weighted average GLA (000's) (1) (3)                                         8,196        8,339        8,238         8,339
Occupancy percentage at end of period (4)                                       97%          95%          97%           95%

     Per square foot for wholly owned and partially owned (consolidated) properties
Revenues
     Base rentals                                                            $4.09        $3.84        $7.94         $7.61
     Percentage rentals                                                        .15          .11          .26           .20
     Expense reimbursements                                                   1.54         1.56         3.27          2.99
     Other income                                                              .15          .29          .26           .39
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
         Total revenues                                                       5.93         5.80        11.73         11.19
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
     Property operating                                                       1.78         1.77         3.74          3.38
     General and administrative                                                .45          .39          .82           .77
     Depreciation and amortization                                            1.39         1.55         2.96          3.01
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
         Total expenses                                                       3.62         3.71         7.52          7.16
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Operating income                                                              2.31         2.09         4.21          4.03
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Interest expense                                                         1.00         1.07         1.99          2.13
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint
 ventures, minority interest, discontinued operations and
 loss on sale of real estate                                                 $1.31        $1.02        $2.22         $1.90
---------------------------------------------------------------------- ------------ ------------ ------------ -------------

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

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of June 30, 2005.




                                                  GLA                  %
                 Location                        (sq. ft.)         Occupied
------------------------------------------- --------------- ---- --------------
Riverhead, NY (1)                                  729,497            99
Rehoboth, DE (1) (2)                               568,873           100
Foley, AL (2)                                      535,494            99
San Marcos, TX                                     442,510            99
Myrtle Beach Hwy 501, SC (2)                       427,417            93
Sevierville, TN (1)                                419,038           100
Myrtle Beach Hwy 17, SC (1) (3)                    401,992           100
Hilton Head, SC (2)                                393,094            90
Commerce II, GA                                    340,656            99
Howell, MI                                         324,631            96
Park City, UT (2)                                  300,602            99
Westbrook, CT (2)                                  291,051            92
Branson, MO                                        277,883           100
Williamsburg, IA                                   277,230            96
Lincoln City, OR (2)                               270,280            92
Tuscola, IL (2)                                    256,514            76
Lancaster, PA                                      255,152            99
Locust Grove, GA                                   247,454            98
Gonzales, LA                                       245,199           100
Tilton, NH (2)                                     227,998            96
Fort Meyers, FL                                    198,924            91
Commerce I, GA                                     185,750            86
Terrell, TX                                        177,490            99
North Branch, MN                                   134,480           100
West Branch, MI                                    112,120            97
Barstow, CA                                        108,950            98
Blowing Rock, NC                                   105,332           100
Pigeon Forge, TN (1)                                94,694            96
Nags Head, NC                                       82,178           100
Boaz, AL                                            79,575            95
Kittery I, ME                                       59,694           100
Kittery II, ME                                      24,619           100
------------------------------------------- --------------- ---- --------
                                                 8,596,371            97
------------------------------------------ ---------------- ---- --------

(1) These properties or a portion thereof are subject to a ground lease.
(2) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.
(3) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest.

The table set forth below summarizes certain information as of June 30, 2005 related to GLA and debt with respect to our existing centers in which we have an ownership interest and which serve as collateral for existing mortgage loans.

                                                     Mortgage Debt
                                                    (000's) as of
                                             GLA       June 30,          Interest    Maturity
Location                               (sq. ft.)          2005            Rate         Date
----------------------------- ------------------- -------------------- ----------- ---------------
Commerce I, GA                           185,750              $ 7,012      9.125%       9/10/2005

Williamsburg, IA                         277,230
San Marcos I, TX                         221,073
West Branch, MI                          112,120
Kittery I, ME                             59,694
----------------------------- ------------------- -------------------- ----------- ---------------
                                         670,117               59,730      7.875%       4/01/2009

San Marcos II, TX                        221,437               18,266      7.980%       4/01/2009

Blowing Rock, NC                         105,332                9,286      8.860%       9/01/2010

Nags Head, NC                             82,178                6,301      8.860%       9/01/2010

Rehoboth  Beach, DE                      568,873
Foley, AL                                535,494
Myrtle Beach Hwy 501, SC                 427,417
Hilton Head, SC                          393,094
Park City, UT                            300,602
Westbrook, CT                            291,051
Lincoln City, OR                         270,280
Tuscola, IL                              256,514
Tilton, NH                               227,998
----------------------------- ------------------- -------------------- ----------- ---------------
                                       3,271,323              181,686      6.590%       7/10/2008
Debt premium                                                    7,916
------------------------------------------------- -------------------- ----------- ---------------
Totals                                 4,536,137             $290,197
============================= =================== ==================== =========== ===============

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

Base rentals increased $1.5 million, or 5%, in the 2005 period when compared to the same period in 2004. The increase is primarily due to an increase in the overall occupancy rate and increasing rental rates on renewals. Base rent per weighted average GLA increased by $.25 per square foot from $3.84 per square foot in the 2004 period to $4.09 per square foot in the 2005 period. The overall portfolio occupancy at June 30, 2005 increased 2% compared to June 30, 2004 from 95% to 97%, while the average increase in base rental rates on lease renewals and re-tenanting of vacant space during the 2005 period was 6%. Also, base rent is impacted by the amortization of above/below market rate lease values recorded as part of the required purchase price allocation associated with the acquisition of the Charter Oaks Partners' portfolio of nine factory outlet centers totaling 3.3 million square feet in December 2003. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a consolidated joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2005 period we recorded an increase of $613,000 to rental income for the net amortization of market leases compared with an increase of $310,000 for the 2004 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income positively or negatively. For the period from June 30, 2004 to June 30, 2005, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $309,000 or 32%, and on a weighted average GLA basis, increased $.04 per square foot in 2005 compared to 2004. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of COROC's acquisition of the portfolio. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2005 were $316 per square foot. This represents a 3% increase compared to the same period in 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the related reimbursable property operating expenses. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 88% in the 2004 period to 86% in the 2005 period primarily as a result of higher non-reimbursable expenses.

Other income decreased $1.2 million, or 50%, in 2005 compared to 2004 and on a weighted average GLA basis, decreased $.14 per square foot from $.29 to $.15. Other income in the 2004 period includes gains from the sale of outparcels of land of $1.2 million compared to one outparcel sale in the 2005 period with a related gain of approximately $127,000.

General and administrative expenses increased $457,000, or 14%, in the 2005 period as compared to the 2004 period and on a weighted average GLA basis, increased $.06 from $.39 to $.45. The increase is primarily due to compensation expense related to employee unit options in the second quarter of 2004 and restricted shares granted in 2004 and 2005 all of which are accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As a percentage of total revenues, general and administrative expenses increased from 7% in the 2004 to 8% in 2005.

Depreciation and amortization per weighted average GLA decreased from $1.55 per square foot in the 2004 period to $1.39 per square foot in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") for tenants that terminated their leases during the 2004 period.

Interest expense decreased $734,000, or 8%, during the 2005 period as compared to 2004 period due primarily to the decrease in overall debt outstanding in the 2005 period versus the 2004 period. Outstanding debt has been reduced through proceeds from property sales during 2004 and 2005 and proceeds from the exercise of employee unit options.

During the second and third quarters of 2004, we sold properties in North Conway, New Hampshire and Dalton, Georgia that qualified for treatment as discontinued operations based on the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). For these properties, the results of operations from the first quarter of 2004 are recorded in discontinued operations.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

Base rentals increased $1.9 million, or 3%, in the 2005 period when compared to the same period in 2004. The increase is primarily due to an increase in the overall occupancy rate and increasing rental rates on renewals. Base rent per weighted average GLA increased by $.33 per square foot from $7.61 per square foot in the 2004 period to $7.94 per square foot in the 2005 period. The overall portfolio occupancy at June 30, 2005 increased 2% compared to June 30, 2004 from 95% to 97%, while the average increase in base rental rates on lease renewals and re-tenanting of vacant space during the 2005 period was 8%. Also, base rent is impacted by the amortization of above/below market rate lease values recorded as part of the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2005 period we recorded an increase of $659,000 to rental income for the net amortization of market leases compared with an increase of $370,000 for the 2004 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income positively or negatively. For the period from June 30, 2004 to June 30, 2005, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $484,000 or 29%, and on a weighted average GLA basis, increased $.06 per square foot to $.26 in 2005 compared to $.20 in 2004. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of COROC's acquisition of the portfolio. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2005 were $316 per square foot. This represents a 3% increase compared to the same period in 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the related reimbursable property operating expenses. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 88% in the 2004 period to 87% in the 2005 period primarily as a result of higher non-reimbursable expenses.

Other income decreased $1.1 million, or 34%, in 2005 compared to 2004 and on a weighted average GLA basis, decreased $.13 per square foot from $.39 to $.26. Other income in the 2004 period includes gains from the sale of outparcels of land of $1.2 million compared to one outparcel sale in the 2005 period with a related gain of approximately $127,000.

Property operating expenses increased by $2.7 million, or 10%, in the 2005 period as compared to the 2004 period and, on a weighted average GLA basis, increased $.36 per square foot from $3.38 to $3.74. The increase is due primarily higher snow removal costs in our northeastern properties in 2005 versus 2004 and other increases in advertising and common area maintenance expenses.

General and administrative expenses increased $344,000, or 5%, in the 2005 period as compared to the 2004 period. The increase is primarily due to compensation expense related to employee unit options in the second quarter of 2004 and restricted shares granted in 2004 and 2005 all of which are accounted for under FAS 123. As a percentage of total revenues, general and administrative expenses were 7% in both the 2004 and 2005 periods.

Depreciation and amortization per weighted average GLA decreased from $3.01 per square foot in the 2004 period to $2.96 per square foot in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under FAS 141 for tenants that terminated their leases during the 2004 period.

Interest expense decreased $762,000, or 3%, during the 2005 period as compared to 2004 period due primarily to the decrease in overall debt outstanding in the 2005 period versus the 2004 period. Outstanding debt has been reduced through proceeds from property sales during 2004 and 2005 and proceeds from the exercise of employee unit options.

During the first quarter of 2005 we sold our center in Seymour, Indiana. However, under the provisions of FAS 144, the sale did not qualify for treatment as discontinued operations. During the second and third quarters of 2004, we sold properties in North Conway, New Hampshire and Dalton, Georgia that qualified for treatment as discontinued operations based on the guidance of FAS
144. For these properties, the results of operations from the first quarter of 2004 are recorded in discontinued operations.

We recorded a loss on sale of real estate of $4.7 million for the sale of the outlet center at our property in Seymour, Indiana in February 2005. Net proceeds received for the center were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $41.3 million and $41.1 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in investing activities was $13.6 million and $5.5 million during the first six months of 2005 and 2004, respectively. The increase was due primarily to cash used in the 2005 period for the expansions at our Locust Grove, Georgia and Foley, Alabama centers and significant tenant allowances paid. Net cash used in financing activities was $28.3 million and $36.8 million during the first six months of 2005 and 2004, respectively. Cash used was lower in 2005 due to a change of $28 million in cash provided by net proceeds from debt from 2004 to 2005, offset by proceeds of $7.0 million from the exercise of unit options and the issuance of 690,000 of the Company's common shares for net proceeds of $13.2 million in 2004, which were contributed to the Operating Partnership in exchange for 345,000 limited partnership units.

Developments, Dispositions and Joint Ventures

Any developments or expansions that we or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income.

DEVELOPMENTS

We are currently underway with the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is approximately $6.6 million. We currently expect to complete the expansion with stores commencing operations during the fall of 2005. Tenants will include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the expansion, our Locust Grove center will total approximately 294,000 square feet.

We are currently underway with construction of a 21,000 square foot expansion at our center located in Foley, Alabama. The estimated cost of the expansion is approximately $3.8 million. We currently expect to complete the expansion with stores commencing operations during the fourth quarter of 2005. Leases have been executed with Ann Taylor, Skechers, Tommy Hilfiger and others. Upon completion of the expansion, the company's Foley center will total approximately 557,000 square feet.

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

DISPOSITIONS

In February 2005, we completed the sale of the outlet center on a portion of our property located in Seymour, Indiana. Net proceeds received from the sale of the center were approximately $2.0 million. We recorded a loss on sale of real estate of $4.7 million, during the first quarter of 2005. We continue to have significant involvement in this location by retaining several outparcels and significant excess land adjacent to the disposed property. Management is considering various alternatives, including the potential sale of the remaining property.

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

Either member in TWMB has the right to initiate the sale or purchase of the other party's interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either partner enacts this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of our member's interest. However, we do not expect this event to occur in the near future based on the positive results and operating performance of this outlet center located in the Myrtle Beach, South Carolina area.

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC ("Wisconsin Dells"), a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC ("Tall Pines") as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In June 2005, we and our partner each made a capital contribution of $50,000 to the joint venture. We have begun the early development and leasing of the site. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC ("Deer Park"), a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intended to, and subsequently did, vacate the facility in May 2005. Annual rents received from the tenant were $3.4 million. During the first six months of 2005, we made additional equity contributions totaling $900,000 to Deer Park. Both of the other members made equity contributions equal to ours during the period.

Financing Arrangements

In April 2005, we paid in full at maturity a $13.7 million, 9.77% mortgage with New York Life with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Lancaster, Pennsylvania property, was released upon satisfaction of the loan. In September 2005, a $7.0 million, 9.125% mortgage with New York Life matures and we currently expect to pay off the mortgage with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Commerce I, Georgia property, will be released upon satisfaction of the loan.

During June 2005, Moody's Investors Service announced an upgrade to our senior unsecured debt rating to an investment grade rating of Baa3, citing our success in integrating the Charter Oak portfolio of properties purchased in December 2003, improved performance and progress in unencumbering several of our properties. The upgrade also considered our laddered debt maturity schedule and adequate liquidity.

At June 30, 2005, approximately 41% of our outstanding long-term debt, excluding debt premium, was unsecured and approximately 44% of the gross book value of our real estate portfolio was unencumbered. The weighted average interest rate, including loan cost amortization, on average debt outstanding for the three months ended June 30, 2005 and 2004 was 7.35% and 7.54%, respectively.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. During the third quarter of 2005, we expect to replenish our shelf registration to allow us to issue up to $600 million in either all debt or all equity or any combination thereof. To generate capital for reinvestment into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $125 million at June 30, 2005. All of our lines of credit have maturity dates of June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

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

On July 14, 2005, the Company's Board of Directors declared a $.6450 cash distribution per common unit payable on August 15, 2005 to each unitholder of record on July 29, 2005.

Off-Balance Sheet Arrangements

As of April 2005, upon obtaining permanent financing, we are no longer a party to a joint and several guarantee with respect to the original $36.2 million construction loan of the TWMB property. We are a party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park related to its potential site in Deer Park, New York.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which replaces FAS 123 which we adopted effective January 1, 2003. We expect to adopt FAS 123R on January 1, 2006. We are currently evaluating the effect of the adoption of FAS 123R on our consolidated financial statements.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We believe this consensus will have no impact on the accounting treatment currently applied to our joint ventures.

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

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

During 2005, we have approximately 1,821,000 square feet, or 21% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2005, we have renewed approximately 1,074,000 square feet, or 59% of the square feet scheduled to expire in 2005. The existing tenants have renewed at an average base rental rate approximately 8% higher than the expiring rate. We also re-tenanted approximately 322,000 square feet of vacant space during the first six months of 2005 at a 4% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.5% of our combined base and percentage rental revenues for the three months ended June 30, 2005. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. As of June 30, 2005 and 2004, our centers were 97% and 95% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2005, TWMB had an interest rate swap agreement effective through March 2010 with a notional amount of $35 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 5.99%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2005, TWMB would have paid approximately $883,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $154,000 to approximately $1.0 million. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2005 was $506.2 million and its recorded value was $489.0 million. A 1% increase from prevailing interest rates at June 30, 2005 would result in a decrease in fair value of total long-term debt by approximately $11.7 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on June 30, 2005
(Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.8   Amended and Restated Employment Agreement of  Willard A. Chafin. (Note 1)

10.18 Form of Restricted Share Agreement between the Company and certain Officers. (Note 1)

10.19 Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Note 1)

10.20 Form of Restricted Share Agreement between the Company and certain Directors. (Note 1)

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

Notes to Exhibits:

1. Incorporated by reference to the exhibits to the Operating Partnership's Quarterly Report of Form 10-Q for the quarter ended March 31, 2005.

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


                          TANGER PROPERTIES LIMITED PARTNERSHIP

                          By:       TANGER GP TRUST, its sole general partner

                          By:       /s/ Frank C. Marchisello, Jr.
                                    -----------------------------
                                    Frank C. Marchisello, Jr.
                                    Vice President, Treasurer and
                                    Assistant Secretary of Tanger GP Trust,
                                    sole general partner of the Registrant


DATE: August 5, 2005

                                  Exhibit Index


Exhibit No.                     Description
--------------------------------------------------------------------------------

10.8     Amended and Restated Employment Agreement of Wilard A. Chafin. (Note 1)

10.21 Form of Restricted Share Agreement between the Company and certain Officers. (Note 1)

10.22 Form of Restricted Share Agreement between the Company and Certain Officers with certain performance criteria vesting. (Note 1)

10.23 Form of Restricted Share Agreement between the Company and certain Directors. (Note 1)

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