Form 10-Q
period 2005-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2005-10-24
CIK 1004036

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No.
333-128160
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

TANGER PROPERTIES LIMITED PARTNERSHIP

Index

Part I. Financial Information

Page Number
Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2004                                                          3

Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004                             4

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004                      5

Notes to Consolidated Financial Statements                                                                                                               6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     17

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                                                         32

Item 4. Controls and Procedures                                           33

Part II. Other Information

Item 1. Legal proceedings                                                                                                                                                                       33

Item 6. Exhibits and Reports on Form 8-K                                                                                                                                            33

Signatures                                                                                                                                                                                             34

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Base rentals	$33,981	$32,879	$99,370	$96,380
Percentage rentals	1,815	1,289	3,968	2,958
Expense reimbursements	14,248	13,060	41,165	37,956
Other income	1,595	1,816	3,747	5,054
Total revenues	51,639	49,044	148,250	142,348

Expenses:
Property operating	16,060	14,953	46,911	43,095
General and administrative	3,578	3,346	10,333	9,757
Depreciation and amortization	12,108	14,042	36,458	39,154
Total expenses	31,746	32,341	93,702	92,006
Operating income	19,893	16,703	54,548	50,342
Interest expense	7,932	8,919	24,327	26,684
Income before equity in earnings of unconsolidated joint ventures, minority interest, discontinued operations and loss on sale of real estate	11,961	7,784	30,221	23,658
Equity in earnings of unconsolidated joint ventures	255	359	714	799
Minority interest in consolidated joint venture	(6,860)	(7,198)	(20,211)	(20,410)
Income from continuing operations	5,356	945	10,724	4,047
Discontinued operations	---	(3,409)	---	(683)
Income before loss on sale of real estate	5,356	(2,464)	10,724	3,364
Loss on sale of real estate	---	---	(4,690)	---
Net income (loss)	5,356	(2,464)	6,034	3,364
Income (loss) allocated to limited partners	5,309	(2,442)	5,981	3,333
Income (loss) allocated to general partner	$47	$(22)	$53	$31

Basic earnings per common unit:
Income from continuing operations	$.31	$.06	$.36	$.25
Net income (loss)	$.31	$(.15)	$.36	$.20

Diluted earnings per common unit:
Income from continuing operations	$.31	$.06	$.36	$.24
Net income (loss)	$.31	$(.15)	$.36	$.20

Distributions paid per common unit	$.6450	$.6250	$1.9150	$1.8650

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS:
Rental property
Land	$113,284	$113,830
Buildings, improvements and fixtures	960,105	963,563
Construction in progress	8,797	---
	1,082,186	1,077,393
Accumulated depreciation	(247,179)	(224,622)
Rental property, net	835,007	852,771
Cash and cash equivalents	6,194	4,089
Short-term investments	20,000	---
Deferred charges, net	52,873	58,851
Other assets	26,377	20,394
Total assets	$940,451	$936,105

LIABILITIES, MINORITY INTEREST AND PARTNERS’ EQUITY:
Liabilities
Debt
Senior, unsecured notes	$100,000	$100,000
Mortgages payable (including a debt premium of $7,263 and $9,346, respectively)	281,069	308,342
Unsecured note	53,500	53,500
Unsecured lines of credit	---	26,165
Total debt	434,569	488,007
Construction trade payables	8,294	11,918
Accounts payable and accrued expenses	14,305	16,753
Total liabilities	457,168	516,678

Commitments
Minority interest in consolidated joint venture	227,234	222,673
Partners’ equity
General partner	418	653
Limited partners	260,205	200,076
Deferred compensation	(5,930)	(3,975)
Accumulated other comprehensive income	1,356	---
Total partners’ equity	256,049	196,754
Total liabilities, minority interest and partners’ equity	$940,451	$936,105

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$6,034	$3,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	36,458	39,706
Amortization of deferred financing costs	1,005	1,107
Equity in earnings of unconsolidated joint ventures	(714)	(799)
Consolidated joint venture minority interest	20,211	20,410
Compensation expense related to restricted shares and share options granted	1,136	1,239
Amortization of debt premium	(2,082)	(1,879)
Loss on sale of real estate	4,690	1,460
Gain on sale of outparcels of land	(127)	(1,391)
Distributions received from unconsolidated joint ventures	1,475	1,525
Net accretion of market rate rent adjustment	(583)	(647)
Straight-line base rent adjustment	(1,357)	(300)
Increase (decrease) due to changes in:
Other assets	(4,762)	(956)
Accounts payable and accrued expenses	(1,092)	(205)
Net cash provided by operating activities	60,292	62,634

INVESTING ACTIVITIES
Additions to rental property	(20,799)	(9,943)
Additions to investments in unconsolidated joint ventures	(950)	---
Additions to deferred lease costs	(2,216)	(1,450)
Increase in short-term investments	(20,000)	---
Net proceeds from sale of real estate	2,211	20,255
Net cash provided by (used in) investing activities	(41,754)	8,862

FINANCING ACTIVITIES
Cash distributions paid	(32,222)	(30,780)
Distributions to consolidated joint venture minority interest	(16,450)	(17,158)
Contribution from sole shareholder of general partner	81,020	13,173
Proceeds from issuance of debt	98,165	43,350
Repayments of debt	(149,521)	(70,298)
Contributions from consolidated joint venture partner	800	---
Additions to deferred financing costs	(195)	(621)
Proceeds from exercise of unit options	1,970	8,075
Net cash used in financing activities	(16,433)	(54,259)
Net increase in cash and cash equivalents	2,105	17,237
Cash and cash equivalents, beginning of period	4,089	9,864
Cash and cash equivalents, end of period	$6,194	$27,101

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.	Business

Tanger Properties Limited Partnership, a North Carolina limited partnership, develops, owns, operates and manages factory outlet centers. We are recognized as one of the largest owners and operators of factory outlet centers in the United States of America with ownership interests in or management responsibilities for 33 centers in 22 states totaling 8.7 million square feet of gross leasable area, or GLA, as of September 30, 2005. We are managed by our sole general partner, Tanger GP Trust, a wholly owned subsidiary of Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust, or REIT. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term the “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

2.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as accounts of joint ventures required to be consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46 (Revised 2003): Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51, or FIN 46R, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture’s income (loss) and cash contributions and distributions. Our investments are included in other assets in our consolidated balance sheets.

3. Acquisition and Development of Rental Properties

COROC Holdings, LLC

The minority interest in our consolidated joint venture represents our partner’s ownership interest in the COROC Holdings, LLC joint venture which is consolidated under the provisions of FIN46(R).

In August 2005, we announced the agreement to acquire for $282.5 million the remaining two thirds interests in the Charter Oak portfolio owned by an affiliate of Blackstone Real Estate Advisors, or Blackstone. The Charter Oak portfolio, comprised of nine factory outlet centers (approximately 3.3 million square feet), was acquired in December 2003 by a joint venture company, owned one third by us and two thirds by Blackstone. Since then, we have provided operating, management, leasing and marketing services for the properties. As a result of this transaction, the total amount of wholly-owned square footage in our real estate portfolio will increase by 66%, from 5.0 to 8.2 million square feet. Closing of the transaction is subject to certain conditions including those contained within an existing GMAC loan currently collateralizing the properties.

Base rent is impacted by the amortization of above or below market rate lease values recorded as a part of the required purchase price allocation associated with the original acquisition of the Charter Oak portfolio in December 2003. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made to the lease, any unamortized balance of the related above or below market lease value will be recognized in the income statement and could materially impact our net income positively or negatively.

Locust Grove, Georgia

During September 2005, we substantially completed the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is approximately $6.6 million. Approximately 75% of the stores were open at September 30, 2005 with the remainder expected to commence operations during the fourth quarter of 2005. Tenants include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the store openings, our Locust Grove center will total approximately 294,000 square feet.

Foley, Alabama

We are currently underway with construction of a 21,000 square foot expansion at our center located in Foley, Alabama. The estimated cost of the expansion is approximately $3.8 million. We currently expect to complete the expansion with stores commencing operations during the fourth quarter of 2005. Leases have been executed with Ann Taylor, Skechers, Tommy Hilfiger and others. Upon completion of the expansion, the Foley center will total approximately 557,000 square feet.

Charleston, South Carolina

We have met our internal minimum leasing requirements and are in the process of closing on the acquisition of the land of a site located near Charleston, South Carolina, subject to closing conditions within the purchase agreement and expect to begin construction prior to the end of 2005. We currently expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in late 2006.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $2.0 million at September 30, 2005. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2005 and 2004 amounted to $122,000 and $44,000, respectively, and for the nine months ended September 30, 2005 and 2004 amounted to $235,000 and $168,000, respectively.

4.	Short-term Investments

In September 2005, the Company issued 3,000,000 of its common shares at a price of $27.09 and contributed the proceeds to the Operating Partnership in exchange for 1,500,000 limited partnership units. See footnote 9 for discussion of the Company’s common share offering. A portion of the proceeds were invested in auction rate securities which reset in October 2005. In October 2005, we used these proceeds to repay a portion of the John Hancock Life Insurance Company mortgages as discussed in footnote 14.

5.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures aggregated $6.9 and $6.7 million as of September 30, 2005 and December 31, 2004, respectively. We have evaluated the accounting treatment for the joint ventures under the guidance of FIN 46(R) and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost in other assets and subsequently adjusted for our net equity in the venture’s income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provide to TWMB Associates, LLC, or TWMB. The following management, leasing and development fees were recognized from services provided to TWMB during the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Fee:
Management	$78	$91	$234	$228
Leasing	(2)	42	2	181
Development	---	8	---	30
Total Fees	$76	$141	$236	$439

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are included in other assets and are amortized over the various useful lives of the related assets.

TWMB Associates, LLC

During March 2005, TWMB, entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate debt of 5.99% for the contract period.

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

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC, or Wisconsin Dells, a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC, or Tall Pines, as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. We and our partner each made an initial capital contribution of $50,000 to the joint venture in June 2005. In August 2005, each member made equal loans to Wisconsin Dells in the amount of $275,000. During the fourth quarter of 2005, Tall Pines will be contributing land to Wisconsin Dells with a value of approximately $5.6 million and we will make an equal capital contribution to Wisconsin Dells of $5.6 million in cash. Wisconsin Dells has received a construction loan commitment the proceeds of which, together with the capital contributions, are expected to be sufficient to complete the construction of the outlet center. Construction of the outlet center, which is currently expected to be approximately 250,000 square feet upon total build out, is expected to commence in 2005. The center is scheduled to open in late 2006.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC, or Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America committed to extend the maturity of the loan until October 2006. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant did not satisfy all of the conditions necessary to terminate the lease and we are currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. We intend to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied. During the first nine months of 2005, we made additional equity contributions totaling $900,000 to Deer Park. During October 2005, we made an additional equity contribution of $450,000. Both of the other members made equity contributions equal to ours during the periods described above.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures:	As of September 30, 2005	As of December 31, 2004
Assets:
Investment properties at cost, net	$65,585	$69,865
Cash and cash equivalents	4,171	2,449
Deferred charges, net	1,340	1,973
Other assets	6,073	2,826
Total assets	$77,169	$77,113
Liabilities and Owners’ Equity:
Mortgages payable	$61,066	$59,708
Member loans payable	550	---
Construction trade payables	215	578
Accounts payable and other liabilities	1,239	702
Total liabilities	63,070	60,988
Owners’ equity	14,099	16,125
Total liabilities and owners’ equity	$77,169	$77,113

	Three Months Ended		Nine Months Ended
Consolidated Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2005	2004	2005	2004

Revenues	$2,735	$2,682	$8,179	$7,264

Expenses:
Property operating	888	918	2,929	2,639
General and administrative	4	8	19	21
Depreciation and amortization	777	723	2,313	1,977
Total expenses	1,669	1,649	5,261	4,637
Operating income	1,066	1,033	2,918	2,627
Interest expense	584	346	1,575	1,131
Net income	$482	$687	$1,343	$1,496

Tanger’s share of:
Net income	$255	$359	$714	$799
Depreciation (real estate related)	375	351	1,114	955

6. Disposition of Properties
In February 2005, we completed the sale of the outlet center on a portion of our property located in Seymour, Indiana and recognized a loss of $4.7 million. Net proceeds received from the sale of the center were approximately $2.0 million. We continue to have a significant involvement in this location by retaining several outparcels and significant excess land adjacent to the disposed property. As such, the results of operations from the property continue to be recorded as a component of income from continuing operations and the loss on sale of real estate is reflected outside the discontinued operations caption under the guidance of Regulation S-X 210.3-15.

In June and September 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire and in Dalton, Georgia, respectively. Net proceeds received from the sales of these properties were approximately $17.6 million. We recorded a gain on sale of the North Conway, New Hampshire properties of approximately $2.1 million during the second quarter of 2004 and recorded a loss on the sale of the Dalton, Georgia property of approximately $3.5 million during the third quarter of 2004, resulting in a net loss for the nine months ended September 30, 2005 of $1.4 million which is included in discontinued operations.

Below is a summary of the results of operations for the North Conway, New Hampshire and Dalton, Georgia properties sold during the second and third quarters of 2004, which are accounted for under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or FAS 144, which requires that the results of operations of all current and prior periods presented be reflected on the face of the income statement as discontinued operations (in thousands):
	Three	Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
Revenues
Base rentals	$279	$1,453
Percentage rentals	2	4
Expense reimbursements	112	618
Other income	10	28
Total revenues	403	2,103
Expenses:
Property operating	151	755
General and administrative	11	17
Depreciation and amortization	106	554
Total expenses	268	1,326
Discontinued operations before loss on sale of real estate	135	777
Loss on sale of real estate	(3,544)	(1,460)
Discontinued operations	$(3,409)	$(683)

In June 2005, we sold one outparcel of land at our Terrell, Texas center. Net proceeds received were $252,000 and a gain of approximately $127,000 was recorded in other income.

During the second and third quarters of 2004, we sold a total of four outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; Gonzales, Louisiana and West Branch, Michigan centers, respectively. Net proceeds received were approximately $2.7 million and a gain of approximately $1.4 million was recorded in other income.

7.	Debt

In addition to repaying all balances outstanding under our unsecured lines of credit, in September 2005, we paid in full at maturity a $7.0 million, 9.125% mortgage with New York Life with a portion of the proceeds from the Company’s common share offering discussed in footnote 9. The collateral securing the mortgage, our Commerce I, Georgia property, was released upon satisfaction of the loan.

In April 2005, we paid in full at maturity a $13.7 million, 9.77% mortgage with New York Life with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Lancaster, Pennsylvania property, was released upon satisfaction of the loan.

8. Financial Instruments - Derivatives and Hedges

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings in 2005 and 2008. The 2005 agreement locked the US Treasury index rate at 4.279% on a notional amount of $125 million for 10 years from such date in December 2005. The 2008 agreement locked the US Treasury index rate at 4.526% on a notional amount of $100 million for 10 years from such date in July 2008. We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods.

During the first quarter of 2005, TWMB entered into an interest rate swap to hedge floating rate debt on the permanent financing that was obtained in April 2005. TWMB’s interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB’s balance sheet at fair value.

In accordance with our derivatives policy, these derivatives were designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and will be assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At September 30, 2005, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2005. As of September 30, 2004 we did not have any derivative financial instruments.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$125,000,000	4.279%	December 2005	$838,000
US Treasury Lock	$100,000,000	4.526%	July 2008	$579,000

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$(121,000)

9.	Common Share Offering of the Company

In September 2005, the Company completed a 3,000,000 common share offering at a price of $27.09 per share to Cohen & Steers Capital Management, Inc., on behalf of itself and as investment adviser to certain investment advisory clients. Net proceeds from the sale, which were approximately $81.0 million, were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units. The net proceeds were used to pay down amounts outstanding under our lines of credit, repay a mortgage with New York Life secured by our Commerce I property and to repay a portion of the John Hancock Life Insurance Company mortgages in footnote 14.

10. Deferred Compensation

In March 2005, the Company’s Board of Directors approved the grant of 138,000 of the Company’s restricted common shares to the Company’s independent directors and certain employees of the Operating Partnership. As a result of the granting of the Company’s restricted common shares, we recorded a charge in partners’ equity to deferred compensation of $3.1 million in the consolidated balance sheet. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors’ restricted common shares vest ratably over a three year period. The restricted common shares granted to the Operating Partnership’s employees vest over a five year period with 50% of the award vesting ratably over that period and 50% vesting based on the attainment of certain market performance criteria.

11.	Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Numerator:
Income from continuing operations - basic and diluted	$5,356	$945	$10,724	$4,047
Loss on sale of real estate not included in discontinued operations	---	---	(4,690)	---
Adjusted income from continuing operations	5,356	945	6,034	4,047
Discontinued operations	---	(3,409)	---	(683)
Net income (loss) - basic and diluted	$5,356	$(2,464)	$6,034	$3,364
Denominator:
Basic weighted average common units	17,221	16,645	16,874	16,518
Effect of outstanding unit options	88	49	81	84
Effect of unvested restricted share awards	48	11	31	9
Diluted weighted average common units	17,357	16,705	16,986	16,611

Basic earnings per common unit:
Income from continuing operations	$.31	$.06	$.36	$.25
Discontinued operations	---	(.21)	---	(.05)
Net income (loss)	$.31	$(.15)	$.36	$.20

Diluted earnings per common unit:
Income from continuing operations	$.31	$.06	$.36	$.24
Discontinued operations	---	(.21)	---	(.04)
Net income (loss)	$.31	$(.15)	$.36	$.20

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of the common units is considered to be equivalent to the market price of the common shares of the company. Options excluded from the computation of diluted earnings per unit were approximately 284,000 for the three months ended September 30, 2004. No options were excluded from the computation for the three months ended September 30, 2005. For the nine months ended September 30, 2005 and 2004, approximately 1,000 and 156,000 options were excluded from the computation, respectively.

Restricted share awards are included in the diluted earnings per unit computation if the effect is dilutive, using the treasury stock method. If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

At September 30, 2005 and December 31, 2004, the ownership interests of the Operating Partnership consisted of the following:

	2005	2004
Common units:
General partner	150,000	150,000
Limited partners	18,245,113	16,604,813
Inc Total	18,395,913	16,754,813

12. Other Comprehensive Income - Derivative Financial Instruments

The following table illustrates our other comprehensive income calculation for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$5,356	$(2,464)	$6,034	$3,364
Other comprehensive income (loss):
Change in fair value of treasury rate locks,	1,416	---	1,416	---
Change in fair value of our portion of
TWMB cash flow hedge	381	20	(60)	82
Other comprehensive income	1,797	20	1,356	82
Total comprehensive income (loss)	$7,153	$(2,444)	$7,390	$3,446

13. Non-Cash Investing and Financing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Capitalized costs included in construction trade payables as of September 30, 2005 and 2004 amounted to $8.3 million and $10.4 million, respectively. We recognized charges to deferred compensation related to the issuance of the Company’s restricted common shares and unit options of $3.1 and $5.4 million during the nine month periods ended September 30, 2005 and 2004, respectively.

14. Subsequent Events

On October 3, 2005, we repaid in full our mortgage debt outstanding with John Hancock Life Insurance Company totaling approximately $77.4 million, with interest rates ranging from 7.875% to 7.98% and an original maturity date of April 1, 2009. We utilized amounts available under our unsecured lines of credit and the remaining portion of the proceeds that were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units from the Company from its 3,000,000 common share offering in September 2005 to fund the transaction. As a result of the early repayment, we will incur a non-recurring charge for the early extinguishment of the John Hancock mortgage debt of approximately $9.8 million in the fourth quarter of 2005. The charge consists of a prepayment premium of approximately $9.4 million and the write-off of deferred loan fees totaling approximately $400,000. The repayment of the mortgages unencumbered the following outlet centers: Kittery I, Maine; San Marcos, Texas; West Branch, Michigan and Williamsburg, Iowa.

15. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 which we adopted effective January 1, 2003. We expect to adopt FAS 123R on January 1, 2006. We are evaluated the adoption of FAS 123R and do not expect it to have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We believe this consensus will have no impact on the accounting treatment currently applied to our joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2005 with the three and nine months ended September 30, 2004. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area, or GLA, basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

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

-
risks that we incur a material loss that is uninsurable or may not be insurable in the future of our capital investment and anticipated profits from one of our properties, such as those results from wars, earthquakes or hurricanes;

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

General Overview

At September 30, 2005, we owned interests in or managed 33 centers in 22 states totaling 8.7 million square feet compared to 37 centers in 23 states totaling 9.2 million square feet at September 30, 2004. The activity in our portfolio of properties since September 30, 2004 is summarized below:

	No. of Centers	GLA (000’s)	States
As of September 30, 2004	37	9,160	23
Expansion:
Myrtle Beach Hwy 17, South Carolina -	---	11	---
(unconsolidated joint venture)
Locust Grove, Georgia (wholly-owned)	---	35	---
Dispositions:
Vero Beach, Florida (managed)	(1)	(329)	---
Seymour, Indiana (wholly-owned)	(1)	(141)	(1)
North Conway, New Hampshire (managed)	(2)	(40)	---
Other	---	(2)	---
As of September 30, 2005	33	8,694	22

A summary of the operating results for the three and nine months ended September 30, 2005 and 2004 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
GLA at end of period (000’s)
Wholly owned	4,956	5,066	4,956	5,066
Partially-owned (consolidated) (1)	3,271	3,271	3,271	3,271
Partially owned (unconsolidated) (2)	402	391	402	391
Managed	65	432	65	432
Total GLA at end of period (000’s)	8,694	9,160	8,694	9,160
Weighted average GLA (000’s) (1) (3)	8,207	8,338	8,227	8,338
Occupancy percentage at end of period (4)	97%	96%	97%	96%

Per square foot for wholly owned and partially owned (consolidated) properties
Revenues
Base rentals	$4.14	$3.95	$12.08	$11.56
Percentage rentals	.22	.15	.48	.35
Expense reimbursements	1.73	1.56	5.00	4.55
Other income	.20	.22	.46	.61
Total revenues	6.29	5.88	18.02	17.07
Expenses
Property operating	1.96	1.79	5.70	5.17
General and administrative	.44	.40	1.26	1.17
Depreciation and amortization	1.48	1.69	4.43	4.70
Total expenses	3.88	3.88	11.39	11.04
Operating income	2.41	2.00	6.63	6.03
Interest expense	.97	1.07	2.96	3.20
Income before equity in earnings of unconsolidated joint ventures, minority interest, discontinued operations and loss on sale of real estate	$1.44	$.93	$3.67	$2.83

(1) Represents properties that are currently held through a consolidated joint venture, COROC Holdings, LLC, in which we own a one-third interest.
(2) Represents property that is currently held through an unconsolidated joint venture, TWMB Associates, LLC, in which we own a 50% interest.
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

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of September 30, 2005.

Location	GLA (sq. ft.)	% Occupied
Riverhead, NY (1)	729,497	100
Rehoboth, DE (1) (2)	568,873	99
Foley, AL (2)	535,757	98
San Marcos, TX	442,510	99
Myrtle Beach Hwy 501, SC (2)	427,417	90
Sevierville, TN (1)	419,038	100
Myrtle Beach Hwy 17, SC (1) (3)	401,992	99
Hilton Head, SC (2)	393,094	87
Commerce II, GA	340,656	99
Howell, MI	324,631	98
Park City, UT (2)	300,602	99
Westbrook, CT (2)	291,051	92
Locust Grove, GA	282,404	99
Branson, MO	277,883	100
Williamsburg, IA	277,230	99
Lincoln City, OR (2)	270,280	94
Tuscola, IL (2)	256,514	76
Lancaster, PA	255,152	100
Gonzales, LA	243,499	98
Tilton, NH (2)	227,998	96
Fort Meyers, FL	198,924	91
Commerce I, GA	185,750	90
Terrell, TX	177,490	99
North Branch, MN	134,480	100
West Branch, MI	112,120	100
Barstow, CA	108,950	93
Blowing Rock, NC	105,332	100
Pigeon Forge, TN (1)	94,694	95
Nags Head, NC	82,178	98
Boaz, AL	79,575	95
Kittery I, ME	59,694	100
Kittery II, ME	24,619	100
8,629,884		97

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Represents properties that are currently held through a consolidated joint venture, COROC Holdings, LLC, in which we own a one-third interest.
(3)	Represents property that is currently held through an unconsolidated joint venture, TWMB Associates, LLC, in which we own a 50% interest.

The table set forth below summarizes certain information as of September 30, 2005 related to GLA and debt with respect to our existing centers in which we have an ownership interest and which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of September 30, 2005	Interest Rate	Maturity Date
Williamsburg, IA (1)	277,230
San Marcos I, TX (1)	221,073
West Branch, MI (1)	112,120
Kittery I, ME (1)	59,694
	670,117	$59,263	7.875%	4/01/2009

San Marcos II, TX (1)	221,437	18,151	7.980%	4/01/2009

Blowing Rock, NC	105,332	9,244	8.860%	9/01/2010

Nags Head, NC	82,178	6,273	8.860%	9/01/2010

Rehoboth Beach, DE	568,873
Foley, AL	535,757
Myrtle Beach Hwy 501, SC	427,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,998
	3,271,586	180,875	6.590%	7/10/2008
Debt premium (2)		7,263
Totals	4,350,650	$281,069

(1)	Represents mortgages prepaid on October 3, 2005.

(2)	Represents a premium on mortgage debt with an imputed interest rate of 4.97% assumed in the Charter Oak acquisition joint venture formed in December 2003, which is consolidated on our balance sheet.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

Base rentals increased $1.1 million, or 3%, in the 2005 period when compared to the same period in 2004. The increase is primarily due to increasing rental rates on renewals. The average increase in base rental rates on lease renewals and re-tenanting of vacant space during the 2005 period was 6%. Base rent per weighted average GLA increased by $.19 per square foot from $3.95 per square foot in the 2004 period to $4.14 per square foot in the 2005 period. Base rent is impacted by the amortization of above or below market rate lease values recorded as a part of the required purchase price allocation associated with the acquisition of the Charter Oaks Partners’ portfolio of nine factory outlet centers totaling 3.3 million square feet in December 2003. We and an affiliate of Blackstone Real Estate Advisors, or Blackstone, acquired the portfolio through a consolidated joint venture in the form of a limited liability company, COROC Holdings, LLC, or COROC. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2005 period, we recorded a decrease of $76,000 to rental income for the net amortization of market lease values compared with an increase of $277,000 for the 2004 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. For the period from September 30, 2004 to September 30, 2005, one of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $526,000 or 41%, and on a weighted average GLA basis, increased $.07 per square foot in 2005 compared to 2004. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of COROC’s acquisition of the portfolio. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2005 were $317 per square foot. This represents a 3% increase compared to the same period in 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the related reimbursable property operating expenses. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 87% in the 2004 period to 89% in the 2005 period primarily as a result of lower non-reimbursable expenses.

Other income decreased $221,000, or 12%, in 2005 compared to 2004 and on a weighted average GLA basis, decreased $.02 per square foot from $.22 to $.20. Other income in the 2004 period includes gains from the sale of outparcels of land of $172,000 compared to none in the 2005 period.

Property operating expenses increased by $1.1 million, or 7%, in the 2005 period as compared to the 2004 period and, on a weighted average GLA basis, increased $.17 per square foot from $1.79 to $1.96. The increase is due primarily to increases in advertising and common area maintenance expenses.

General and administrative expenses increased $232,000, or 7%, in the 2005 period as compared to the 2004 period and on a weighted average GLA basis, increased $.04 from $.40 to $.44. The increase is primarily due to compensation expense of approximately $212,000 related to restricted shares granted in March 2005 which are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or FAS 123. As a percentage of total revenues, general and administrative expenses were 7% in both the 2004 and 2005 periods.

Depreciation and amortization per weighted average GLA decreased from $1.69 per square foot in the 2004 period to $1.48 per square foot in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, for lease related intangibles associated with tenants that terminated their leases during the 2004 period.

Interest expense decreased $987,000, or 11%, during the 2005 period as compared to the 2004 period due primarily to the decrease in overall debt outstanding in the 2005 period versus the 2004 period. Outstanding debt has been reduced through mortgage repayments and with proceeds from the Company’s September 2005 common share offering which were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units and the exercise of employee unit options during 2005. The average debt outstanding for the 2005 period was $461.8 million versus $512.5 million for the 2004 period.

During the third quarter of 2004, we sold our property in Dalton, Georgia that qualified for treatment as discontinued operations based on the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or FAS 144. For this property, the results of operations from the third quarter of 2004 are recorded in discontinued operations.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Base rentals increased $3.0 million, or 3%, in the 2005 period when compared to the same period in 2004. The increase is primarily due to increasing rental rates on renewals. The average increase in base rental rates on lease renewals and re-tenanting of vacant space during the 2005 period was 7%. Base rent per weighted average GLA increased by $.52 per square foot from $11.56 per square foot in the 2004 period to $12.08 per square foot in the 2005 period. Base rent is impacted by the amortization of above or below market rate lease values recorded as part of the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2005 period, we recorded an increase of $583,000 to rental income for the net amortization of market lease values compared with an increase of $647,000 for the 2004 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. For the period from September 30, 2004 to September 30, 2005, one of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.0 million or 34%, and on a weighted average GLA basis, increased $.13 per square foot to $.48 in 2005 compared to $.35 in 2004. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of COROC’s acquisition of the portfolio. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2005 were $317 per square foot. This represents a 3% increase compared to the same period in 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the related reimbursable property operating expenses. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% in both the 2005 and 2004 periods.

Other income decreased $1.3 million, or 26%, in 2005 compared to 2004 and on a weighted average GLA basis, decreased $.15 per square foot from $.61 to $.46. Other income in the 2004 period includes gains from the sale of outparcels of land of $1.4 million compared to one outparcel sale in the 2005 period with a related gain of approximately $127,000.

Property operating expenses increased by $3.8 million, or 9%, in the 2005 period as compared to the 2004 period and, on a weighted average GLA basis, increased $.53 per square foot from $5.17 to $5.70. The increase is due primarily to higher snow removal costs by approximately $715,000 in our northeastern properties in 2005 versus 2004 and other increases in advertising and common area maintenance expenses.

General and administrative expenses increased $576,000, or 6%, in the 2005 period as compared to the 2004 period and on a weighted average GLA basis, increased $.09 from $1.17 to $1.26. The increase is primarily due to compensation expense related to employee unit options granted in the second quarter of 2004 and restricted shares granted in 2004 and 2005 all of which are accounted for under FAS 123. As a percentage of total revenues, general and administrative expenses were 7% in both the 2004 and 2005 periods.

Depreciation and amortization per weighted average GLA decreased from $4.70 per square foot in the 2004 period to $4.43 per square foot in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under FAS 141 for lease related intangibles with tenants that terminated their leases during the 2004 period.

Interest expense decreased $2.4 million, or 9%, during the 2005 period as compared to 2004 period due primarily to the decrease in overall debt outstanding in the 2005 period versus the 2004 period. Outstanding debt has been reduced through mortgage repayments and with proceeds from the Company’s September 2005 common share offering which were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units and the exercise of employee unit options during 2005. The average debt outstanding for the 2005 period was $461.3 million versus $525.9 million for the 2004 period.

During the first quarter of 2005 we sold our center in Seymour, Indiana. However, under the provisions of FAS 144, the sale did not qualify for treatment as discontinued operations. During the second and third quarters of 2004, we sold properties in North Conway, New Hampshire and Dalton, Georgia that qualified for treatment as discontinued operations based on the guidance of FAS 144. For these properties, the results of operations for the nine months ended September 30, 2004 are recorded in discontinued operations.

We recorded a loss on sale of real estate of $4.7 million for the sale of the outlet center at our property in Seymour, Indiana in February 2005. Net proceeds received for the center were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $60.3 million and $62.6 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities decreased primarily due to changes in other assets. Net cash (used in) provided by investing activities was ($41.8) million and $8.9 million during the first nine months of 2005 and 2004, respectively. The increase in cash used was due primarily to cash used in the 2005 period for the expansions at our Locust Grove, Georgia and Foley, Alabama centers and significant tenant allowances paid plus investments in short-term investments. This increase was offset by cash provided in the 2004 period of $20.3 million from sales of real estate. Net cash used in financing activities was $16.4 million and $54.3 million during the first nine months of 2005 and 2004, respectively. Cash used in financing activities was lower in 2005 due to the Company’s issuance of 3,000,000 common shares in September 2005 from which the proceeds were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units. A portion of the proceeds were used to pay down outstanding lines of credit during September 2005. The remainder of the proceeds were used to repay a portion of the John Hancock Life Insurance Company mortgages after September 30, 2005 on October 3, 2005. As of September 30, 2005, the remaining proceeds of approximately $20.0 million were held in short-term, interest-bearing investments.

Acquisitions, Developments, Dispositions and Joint Ventures

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

ACQUISITIONS

In August 2005, we announced the agreement to acquire for $282.5 million the remaining two thirds interests in the Charter Oak portfolio owned by an affiliate of Blackstone Real Estate Advisors, or Blackstone. The Charter Oak portfolio, comprised of nine factory outlet centers (approximately 3.3 million square feet), was acquired in December 2003 by a joint venture company, owned one third by us and two thirds by Blackstone. Since then, we have provided operating, management, leasing and marketing services for the properties. As a result of this transaction, the total amount of wholly-owned square footage in our real estate portfolio will increase by 66%, from 5.0 to 8.2 million square feet. Closing of the transaction is subject to certain conditions including those contained within an existing GMAC loan currently collateralizing the properties. We expect the transaction to close during November 2005.

DEVELOPMENTS

During September 2005, we substantially completed the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. The estimated cost of the expansion is approximately $6.6 million. Approximately 75% of the stores were open at September 30, 2005 with the remainder expected to commence operations during the fourth quarter of 2005. Tenants include Polo/Ralph Lauren, Sketchers, Children's Place and others. Upon completion of the store openings, our Locust Grove center will total approximately 294,000 square feet.

We are currently underway with construction of a 21,000 square foot expansion at our center located in Foley, Alabama. The estimated cost of the expansion is approximately $3.8 million. We currently expect to complete the expansion with stores commencing operations during the fourth quarter of 2005. Leases have been executed with Ann Taylor, Skechers, Tommy Hilfiger and others. Upon completion of the expansion, the Foley center will total approximately 557,000 square feet.

We have met our internal minimum leasing requirements and are in the process of closing on the acquisition of the land of a site located near Charleston, South Carolina, subject to closing conditions within the purchase agreement and expect to begin construction prior to the end of 2005. We currently expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in late 2006.

We have an option to purchase land and have begun the early development and leasing of a site located approximately 30 miles south of Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in 2007.

We are also in the process of early development and leasing of sites in Deer Park, New York and Wisconsin Dells, Wisconsin through joint venture arrangements. See further discussion below.

DISPOSITIONS

In February 2005, we completed the sale of the outlet center on a portion of our property located in Seymour, Indiana. Net proceeds received from the sale of the center were approximately $2.0 million. We recorded a loss on sale of real estate of $3.8 million, net of minority interest of $847,000, during the first quarter of 2005. We continue to have a significant involvement in this location by retaining several outparcels and significant excess land adjacent to the disposed property. Management is considering various alternatives, including the potential sale of the remaining property.

JOINT VENTURES

TWMB Associates, LLC

During March 2005, TWMB Associates, LLC (“TWMB”), a joint venture in which we have a 50% ownership interest, entered into an interest rate swap agreement with Bank of America for a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate mortgage debt to fixed rate debt for the contract period at a rate of 5.99%.

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

Either member in TWMB has the right to initiate the sale or purchase of the other party’s interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members’ roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either partner enacts this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of our member’s interest. However, we do not expect this event to occur in the near future based on the positive results and operating performance of this outlet center located in the Myrtle Beach, South Carolina area.

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC, or Wisconsin Dells, a joint venture in which we have a 50% ownership interest with Tall Pines Development of Wisconsin Dells, LLC, or Tall Pines, as our venture partner, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. We and our partner each made an initial capital contribution of $50,000 to the joint venture in June 2005. In August 2005, each member made equal loans to Wisconsin Dells in the amount of $275,000. During the fourth quarter of 2005, Tall Pines will be contributing land to Wisconsin Dells with a value of approximately $5.6 million and we will make an equal capital contribution to Wisconsin Dells of $5.6 million in cash. Wisconsin Dells has received a construction loan commitment the proceeds of which, together with the capital contributions, are expected to be sufficient to complete the construction of the outlet center. Construction of the outlet center, which is currently expected to be approximately 250,000 square feet upon total build out, is expected to commence in 2005. The center is scheduled to open in late 2006. We have evaluated the accounting treatment for the joint venture under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the joint venture.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC, or Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America committed to extend the maturity of the loan until October 2006. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant did not satisfy all of the conditions necessary to terminate the lease and we are currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. We intend to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied. During the first nine months of 2005, we made additional equity contributions totaling $900,000 to Deer Park. During October 2005, we made an additional equity contribution of $450,000. Both of the other members made equity contributions equal to ours during the periods described above.

Financing Arrangements

In April 2005, we paid in full at maturity a $13.7 million, 9.77% mortgage with New York Life with amounts available under our unsecured lines of credit. The collateral securing the mortgage, our Lancaster, Pennsylvania property, was released upon satisfaction of the loan. In September 2005, we paid in full at maturity a $7.0 million, 9.125% mortgage with New York Life using the proceeds of the Company’s common share offering which were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units. The collateral securing the mortgage, our Commerce I, Georgia property, was released upon satisfaction of the loan.

During June 2005, Moody’s Investors Service announced an upgrade to our senior unsecured debt rating to an investment grade rating of Baa3, citing our success in integrating the Charter Oak portfolio of properties purchased in December 2003, improved performance and progress in unencumbering several of our properties. The upgrade also considered our laddered debt maturity schedule and adequate liquidity.

In September 2005, the Company completed a 3,000,000 common share offering at a price of $27.09 per share to Cohen & Steers Capital Management, Inc., on behalf of itself and as investment adviser to certain investment advisory clients. Net proceeds from the sale which were approximately $81.0 million, were contributed to the Operating Partnership in exchange for 1,500,000 limited partnership units. The net proceeds were used to pay down amounts outstanding under our lines of credit, repay a mortgage with New York Life secured by our Commerce I property and to repay a portion of the John Hancock Life Insurance Company mortgages.

On October 3, 2005, we repaid in full our mortgage debt outstanding with John Hancock Life Insurance Company totaling approximately $77.4 million, with interest rates ranging from 7.875% to 7.98% and an original maturity date of April 1, 2009. As a result of the early repayment, we will incur a non-recurring charge for the early extinguishment of the John Hancock mortgage debt of approximately $9.8 million in the fourth quarter of 2005. The charge consists of a prepayment premium of approximately $9.4 million and the write-off of deferred loan fees totaling approximately $400,000. The repayment of the mortgages unencumbered the following outlet centers: Kittery I, Maine; San Marcos, Texas; West Branch, Michigan and Williamsburg, Iowa.

Following the early repayment of the John Hancock Life Insurance Company mortgage debt, Standard & Poor’s Ratings Service announced an upgrade of our senior unsecured debt rating to an investment grade rating of BBB-, citing our progress in unencumbering a number of our properties resulting in over half of the Company’s fully consolidated net operating income being generated by unencumbered properties.

At September 30, 2005, approximately 36% of our outstanding long-term debt, excluding debt premium, was unsecured and approximately 46% of the gross book value of our real estate portfolio was unencumbered. Giving effect to the unencumbrance of the properties that secured the John Hancock Life Insurance Company mortgages on October 3, 2005, approximately 54% of the gross book value of our real estate portfolio would be unencumbered. The weighted average interest rate, including loan cost amortization, on average debt outstanding for the three months ended September 30, 2005 and 2004 was 7.69% and 7.61%, respectively.

Together with the Company, we intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders’ best interests. During the third quarter of 2005, we replenished our shelf registration to allow us to issue up to $600 million in either all debt or all equity or any combination thereof. It is our intent to draw on the shelf registration to finance the Blackstone acquisition previously discussed using an offering of a combination of preferred shares and unsecured debt. To generate capital for reinvestment into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $125 million at September 30, 2005. All of our lines of credit have maturity dates of June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005 and 2006.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status in accordance with Real Estate Investment Trust, or REIT, requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

On October 13, 2005, the Company’s Board of Directors declared a $.6450 cash distribution per common unit payable on November 15, 2005 to each unitholder of record on October 31, 2005.

Off-Balance Sheet Arrangements

As of April 2005, upon obtaining permanent financing, we are no longer a party to a joint and several guarantee with respect to the original $36.2 million construction loan of the TWMB property. We are a party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park related to its potential site in Deer Park, New York.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, which replaces FAS 123 which we adopted effective January 1, 2003. We expect to adopt FAS 123R on January 1, 2006. We are evaluated the adoption of FAS 123R and do not expect it to have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We believe this consensus will have no impact on the accounting treatment currently applied to our joint ventures.

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

As of September 30, 2005, we have renewed approximately 1,302,000 square feet, or 72% of the square feet scheduled to expire in 2005. The existing tenants have renewed at an average base rental rate approximately 7% higher than the expiring rate. We also re-tenanted approximately 395,000 square feet of vacant space during the first nine months of 2005 at a 7% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 7.2% of our combined base and percentage rental revenues for the three months ended September 30, 2005. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of September 30, 2005 and 2004, our centers were 97% and 96% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risk related to anticipated future financings in 2005 and 2008. The likelihood of the occurrence of these anticipated transactions is dependent upon the closing in the fourth quarter of 2005 of the acquisition of the two-thirds interest in the COROC joint venture and the maturity of certain bonds in 2008 and or the maturity of the COROC mortgage with GMAC. The 2005 agreement locked the 10 year US Treasury index rate on or before December 16, 2005 at 4.279% on a notional amount of $125 million. The 2008 agreement locked the US Treasury index rate on or before July 11, 2008 at 4.526% on a notional amount of $100 million. We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods.

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2005, we would have received approximately $1.4 million if we terminated the agreements. A 1% decrease in the US Treasury rate index would decrease the amount we would receive if the agreements were terminated by $17.6 million. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity.

During the first quarter of 2005, TWMB entered into an interest rate swap to hedge floating rate debt on the permanent financing that was obtained in April 2005. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2005, TWMB’s interest rate swap agreement was effective through March 2010 with a notional amount of $35 million. Under this agreement, TWMB receives payment based on the 30 day LIBOR index and makes payment based on a fixed interest rate of 4.59%. This swap effectively changes the payment of interest on $35 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 5.99%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2005, TWMB would have paid approximately $121,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $1.1 million to approximately $1.3 million. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2005 was $447.8 million and its recorded value was $434.6 million. A 1% increase from prevailing interest rates at September 30, 2005 would result in a decrease in fair value of total long-term debt by approximately $10.5 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Chief Executive Officer and Vice President, Treasurer of the Operating Partnership’s general partner believe the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2005. There were no changes to the Operating Partnership’s internal controls over financial reporting during the third quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.8	Amended and Restated Employment Agreement of Willard A. Chafin. (Note 1)

10.19	Form of Restricted Share Agreement between the Company and certain Officers. (Note 1)

10.20	Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Note 1)

10.21	Form of Restricted Share Agreement between the Company and certain Directors. (Note 1)

10.22	Purchase and Sale Agreement for interest in COROC Holdings, LLC between BROC Portfolio, L.L.C. and Tanger COROC, LLC

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Notes to Exhibits:
1.	Incorporated by reference to the exhibits to the Operating Partnership’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2005.
(b)	Reports on Form 8-K

August 23, 2005 - We filed a Current Report on Form 8-K containing under Item 1.01, Entry into a Definitive Material Agreement, our press release announcing the entry into a purchase and sale agreement with Blackstone to acquire for $282.5 million the remaining two thirds interests in the Charter Oak portfolio.

September 1, 2005 - We filed a Current Report on Form 8-K containing under Item 9.01, Financial Statements and Exhibits, the proforma financial statements required under related to the pending acquisition of the remaining two thirds interests in the Charter Oak portfolio owned by Blackstone.

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

By:  TANGER GP TRUST, its sole general partner

By: /s/ Frank C. Marchisello, Jr.
        Frank C. Marchisello, Jr.
        Vice President, Treasurer and Assistant Secretary of Tanger GP Trust, sole general partner of the Registrant

DATE: October 24, 2005

Exhibit Index

Exhibit No.  Description
__________________________________________________________________________________

10.8	Amended and Restated Employment Agreement of Willard A. Chafin. (Note 1)

10.19	Form of Restricted Share Agreement between the Company and certain Officers. (Note 1)

10.20	Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Note 1)

10.21	Form of Restricted Share Agreement between the Company and certain Directors. (Note 1)

10.22	Purchase and Sale Agreement for interest in COROC Holdings, LLC between BROC Portfolio, L.L.C. and Tanger COROC, LLC

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.