Form 10-Q
period 2006-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2006-05-10
CIK 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TANGER PROPERTIES LIMITED PARTNERSHIP

                                         Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of March 31, 2006 and December 31, 2005	3
Consolidated Statements of Operations -
for the three months ended March 31, 2006 and 2005	4
Consolidated Statements of Cash Flows -
for the three months ended March 31, 2006 and 2005	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	28

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per unit data)
(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS:
Rental property
Land	$119,969	$120,715
Building, improvement and fixtures	1,005,300	1,004,545
Construction in progress	32,459	27,606
	1,157,728	1,152,866
Accumulated depreciation	(257,256)	(253,765)
Rental property, net	900,472	899,101
Cash and cash equivalents	2,134	2,926
Assets held for sale	---	2,637
Investments in unconsolidated joint ventures	14,960	13,020
Deferred charges, net	59,497	64,555
Other assets	37,906	18,124
Total assets	$1,014,969	$1,000,363
LIABILITIES AND PARTNERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $885 and
$901, respectively)	$349,115	$349,099
Mortgages payable (including a debt premium
of $5,203 and $5,771, respectively)	199,662	201,233
Unsecured note	53,500	53,500
Unsecured lines of credit	47,100	59,775
	649,377	663,607
Construction trade payables	14,247	13,464
Accounts payable and accrued expenses	21,172	23,711
Total liabilities	684,796	700,782
Commitments
Partners’ equity
General Partner	354	317
Limited partner	321,356	301,803
Deferred compensation	---	(5,501)
Accumulated other comprehensive income	8,463	2,962
Total partners’ equity	330,173	299,581
Total liabilities and partners’ equity	$1,014,969	$1,000,363

       The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005

Revenues
Base rentals	$32,965	$ 31,216
Percentage rentals	1,158	880
Expense reimbursements	12,720	13,939
Other income	1,355	930
Total revenues	48,198	46,965

Expenses
Property operating	14,765	15,700
General and administrative	4,081	3,043
Depreciation and amortization	15,950	12,753
Total expenses	34,796	31,496
Operating income	13,402	15,469
Interest expense	10,034	8,228
Income before equity in earnings of unconsolidated
joint ventures, minority interest, discontinued operations
and loss on sale of real estate	3,368	7,241
Equity in earnings of unconsolidated joint ventures	147	191
Minority interest in consolidated joint venture	---	(6,624)
Income from continuing operations	3,515	808
Discontinued operations	14,041	308
Income before loss on sale of real estate	17,556	1,116
Loss on sale of real estate excluded from discontinued
operations	---	(4,690)
Net income (loss)	17,556	(3,574)
Preferred unit distributions	(1,215)	---
Net income (loss) available to common unitholders	16,341	(3,574)
Income allocated to limited partners	16,207	(3,542)
Income allocated to general partner	$ 34	$ (32)

Basic earnings per common unit:
Income (loss) from continuing operations	$.13	$ (.23)
Net income (loss)	$.89	$ (.21)

Diluted earnings per common unit:
Income (loss) from continuing operations	$.12	$ (.23)
Net income (loss)	$.89	$ (.21)

Distributions paid per common unit	$.6450	$ .6250

    The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$17,556	$(3,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including discontinued
operations)	16,066	12,930
Amortization of deferred financing costs	298	353
Equity in earnings of unconsolidated joint ventures	(147)	(191)
Consolidated joint venture minority interest	---	6,624
Compensation expense related to restricted shares
and unit options granted	481	242
Amortization of debt premiums and discount, net	(612)	(787)
Gain on sale of outparcels	(110)	---
(Gain) loss on sale of real estate	(13,833)	4,690
Distributions received from unconsolidated joint ventures	525	450
Net accretion of market rent rate adjustment	(458)	(46)
Straight-line base rent adjustment	(464)	(112)
Increase (decrease) due to changes in:
Other assets	(891)	(582)
Accounts payable and accrued expenses	(2,226)	(2,179)
Net cash provided by operating activities	16,185	17,818
INVESTING ACTIVITIES
Additions to rental property	(14,619)	(6,353)
Additions to investments in unconsolidated joint ventures	(2,020)	(600)
Additions to deferred lease costs	(873)	(573)
Net proceeds from sale of real estate	7,236	1,959
Net cash used in investing activities	(10,276)	(5,567)
FINANCING ACTIVITIES
Cash distributions paid	(12,918)	(10,473)
Distributions to consolidated joint venture minority interest	---	(5,402)
Contributions from sole shareholder of general partner	19,499	---
Net proceeds from debt issuances	51,050	41,440
Repayments of debt	(64,728)	(35,722)
Additions to deferred financing costs	(77)	---
Proceeds from exercise of unit options	473	345
Net cash used in financing activities	(6,701)	(9,812)
Net increase (decrease) in cash and cash equivalents	(792)	2,439
Cash and cash equivalents, beginning of period	2,926	4,089
Cash and cash equivalents, end of period	$2,134	$6,528

    The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. We are one of the largest owners and operators of factory outlet centers in the United States. As of March 31, 2006, we owned 29 centers with a total gross leasable area, or GLA, of approximately 8.0 million square feet. These factory outlet centers were 95% occupied. Also, we owned a 50% interest in one center with a GLA of approximately 402,000 square feet and managed for a fee three centers with a GLA of approximately 293,000 square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administrated and self-managed real estate investment trust, or REIT. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, which we refer to as units, through its two wholly owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of Tanger Family Limited Partnership, which we refer to as TFLP, holds the remaining units as a limited partner. Stanley K. Tanger, Chairman of the Board and Chief Executive Officer of our general partner, is also the sole general partner of TFLP. Unless the context indicates otherwise, the term “Operating Partnership’ refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

2.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 condensed balance sheet data was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

3.	Development of Rental Properties

Charleston, South Carolina

We are currently underway with construction of a center located near Charleston, South Carolina. We expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in the third quarter of 2006.

Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $20.3 million at March 31, 2006. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2006 and 2005 amounted to $475,000 and $33,000, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of March 31, 2006 and December 31, 2005 was $15.0 million and $13.0 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture’s income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB Associates, LLC (“TWMB”) and Tanger Wisconsin Dells, LLC (“Wisconsin Dells”). The following management, leasing and development fees were recognized from services provided to TWMB and Wisconsin Dells during the quarters ended March 31, 2006 and 2005 (in thousands):

	Three months
	Ended March 31,
	2006	2005
Fee:
Management	$ 78	$ 78
Leasing	3	5
Development	97	---
Total Fees	$ 178	$ 83

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

Tanger Wisconsin Dells, LLC

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. Construction is currently underway and we expect the center to be approximately 265,000 square feet upon total build out with the initial phase scheduled to open during the third quarter of 2006.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of March 31, 2006 was approximately $8.2 million. Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $8.4 million at March 31, 2006. Commitments for construction represent only those costs contractually required to be paid by Wisconsin Dells.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprises (“Deer Park”) , a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York.

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

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant had not satisfied all of the conditions necessary to terminate the lease and Deer Park is currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. Deer Park intends to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied and Deer Park’s internal minimum pre-leasing requirements are met. During 2006, we made additional equity contributions totaling $1.5 million to Deer Park. Both of the other venture partners made equity contributions equal to ours during the periods described above.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of March 31, 2006	As of December 31, 2005
Assets:
Investment properties at cost, net	$ 64,463	$ 64,915
Construction in progress	26,562	15,734
Cash and cash equivalents	5,284	6,355
Deferred charges, net	1,729	1,548
Other assets	10,647	6,690
Total assets	$108,685	$ 95,242
Liabilities and Owners’ Equity:
Mortgages payable	$ 69,323	$ 61,081
Construction trade payables	6,646	6,588
Accounts payable and other liabilities	1,035	1,177
Total liabilities	77,004	68,846
Owners’ equity	31,681	26,396
Total liabilities and owners’ equity	$108,685	$ 95,242

Summary Statement of Operations	For the three months ended
- Unconsolidated Joint Ventures	March 31, 2006	March 31, 2005

Revenues	$ 2,657	$ 2,511

Expenses:
Property operating	1,030	974
General and administrative	7	--
Depreciation and amortization	786	767
Total expenses	1,823	1,741
Operating income	834	770
Interest expense	569	417
Net income	$ 265	$ 353

Tanger’s share of:
Net income	$ 147	$ 191
Depreciation (real estate related)	$ 379	$ 369

5. Disposition of Properties

2006 Transactions

In January 2006, we completed the sale of our property located in Pigeon Forge, Tennessee. Net proceeds received from the sale of the center were approximately $6.0 million. We recorded a gain on sale of real estate of approximately $3.6 million.

In March 2006, we completed the sale of our property located in North Branch, Minnesota. Net proceeds received on April 3, 2006 were approximately $14.2 million. A receivable was recorded for the net proceeds from the sale in other assets as of March 31, 2006. We recorded a gain on sale of real estate of approximately $10.3 million.

We will continue to manage and lease these properties for a fee. Based on the nature and amounts of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement and therefore we have shown the results of operations and gain on sale of real estate as discontinued operations under the provisions of FAS 144. Below is a summary of the results of operations for the Pigeon Forge, Tennessee and North Branch, Minnesota properties sold during the first quarter of 2006 (in thousands):

	Three Months Ended
Summary Statements of Operations - Disposed		March 31,
Properties Included in Discontinued Operations	2006	2005
Revenues:
Base rentals	$448	$645
Percentage rentals	6	6
Expense reimbursements	219	358
Other income	14	17
Total revenues	687	1,026
Expenses:
Property operating	360	540
General and administrative	3	1
Depreciation and amortization	116	177
Total expenses	479	718
Discontinued operations before gain on sale of real estate	208	308
Gain on sale of real estate included in
discontinued operations	13,833	---
Discontinued operations	$14,041	$308

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

2006 Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three months ended March 31, 2006. No outparcels were sold in the 2005 period. (in thousands, except number of outparcels):

2006
Number of outparcels	2
Net proceeds	$626
Gains on sales included in other income	$110

6.	Other Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Net income (loss)	$17,556	$(3,574)
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,	(60)	---
Change in fair value of treasury rate locks,	5,303	---
Change in fair value of our portion of TWMB cash
flow hedge	258	(88)
Other comprehensive income (loss)	5,501	(88)
Total comprehensive income (loss)	$23,057	$(3,662)

7.	Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since we had previously accounted for our share-based compensation plan under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or our results of operations.

During the first quarter of 2006, the Company’s Board of Directors approved the grant of 164,000 restricted Company common shares to the Company’s independent directors and our executive officers of the Company. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors’ restricted common shares vest ratably over a three year period. The executive officer’s restricted common shares vest ratably over a five year period. The Company receives one unit from the Operating Partnership for every two restricted shares issued by the Company. For the three month period ended March 31, 2006 and 2005, we recognized approximately $481,000 and $242,000, respectively, in share-based payment compensation.

Unit options outstanding at March 31, 2006 had the following exercise prices, weighted average exercise prices and weighted average remaining contractual lives:

	Unit Options Outstanding			Unit Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of	Unit	average	contractual	Unit	average
exercise prices	options	exercise price	life in years	options	exercise price
$18.625 to $22.125	29,260	$ 19.68	3.59	29,260	$ 19.68
$30.125 to $38.76	31,000	34.30	4.82	19,000	31.48
$38.76 to $47.92	239,220	38.98	8.09	37,170	38.96
	299,480	$ 36.60	7.31	85,430	$ 30.70

A summary of option activity under our Amended and Restated Incentive Award Plan as of March 31, 2006 and changes during the quarter then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Unit Options	Units	price	life in years	value
Outstanding as of December 31, 2005	316,120	$36.16
Granted	---	---		$ ---
Exercised	(14,400)	26.42		560
Forfeited	(2,240)	38.83		---
Outstanding as of March 31, 2006	299,480	$36.61	7.31	$9,646

Exercisable as of March 31, 2006	85,430	$30.70	5.82	$3,257

The following table summarizes information related to unvested restricted common units outstanding as of March 31, 2006:
		Weighted average
	Number of	grant date
Unvested Restricted Units	units	fair value
Unvested at December 31, 2005	112,793	$41.90
Granted	82,000	63.84
Vested	---	---
Forfeited	---	---
Unvested at March 31, 2006	194,793	$51.14

As of March 31, 2006, there was $10.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years. No shares vested during the three month period ended March 31, 2006.

8.	Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

	Three months ended March 31
	2006	2005
NUMERATOR:
Income from continuing operations	$3,515	$808
Loss on sale of real estate	---	(4,690)
Less applicable preferred unit distributions	(1,215)	---
Income from continuing operations available
to common unitholders	2,300	(3,882)
Discontinued operations	14,041	308
Net income available to common unitholders	$16,341	$(3,574)
DENOMINATOR:
Basic weighted average common units	18,299	16,685
Effect of outstanding unit options	123	77
Effect of unvested restricted unit awards	42	16
Diluted weighted average common units	18,464	16,778

Basic earnings per common unit:
Income (loss) from continuing operations	$.13	$ (.23)
Discontinued operations	.76	.02
Net income (loss)	$.89	$ (.21)

Diluted earnings per common unit:
Income (loss) from continuing operations	$.12	$ (.23)
Discontinued operations	.77	.02
Net income (loss)	$.89	$ (.21)

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to twice the market price of a common share of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership’s general partner. There were no options excluded from the computation of diluted earnings per unit for either period presented.

At March 31, 2006 and December 31, 2005, the ownership interests of the Operating Partnership consisted of the following:

	2006	2005
Preferred units:
Limited partner	3,000,000	2,200,000
Common units:
General partner	150,000	150,000
Limited partners	18,354,063	18,257,663
Total	18,504,063	18,407,663

9.	Derivatives

In accordance with our derivatives policy, all derivatives have been designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and is assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At March 31, 2006, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,007,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$1,983,000

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$697,000

10. Preferred Share Offering

All proceeds from common and preferred share issuances by the Company are contributed to us in exchange for common and preferred Operating Partnership units. In February 2006, the Company completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.5 million. The proceeds, contributed to us in exchange for Preferred Units, were used to repay amounts outstanding on our unsecured lines of credit. The Company pays annual dividends equal to $1.875 per share with distributions received from us. After the offering, the total amount of the Company's Preferred Shares (and Preferred Units in the Operating Partnership)outstanding was 3,000,000.

11. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2006 and 2005 amounted to $14.2 million and $9.8 million, respectively. For the three months ended March 31, 2006, other assets includes a receivable from the sale of the North Branch, Minnesota center. The transaction closed on March 31, 2006 and the net proceeds of approximately $14.2 million were received on April 3, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2006 with the three months ended March 31, 2005. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors listed there through March 31, 2006.

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

At March 31, 2006, our consolidated portfolio included 29 wholly owned centers in 21 states totaling 8.0 million square feet compared to 31 wholly or partially owned centers in 22 states totaling 8.2 million square feet at March 31, 2005. The changes in the number of centers and GLA are due to the following events:
	No. of Centers	GLA (000’s)	States
As of March 31, 2005	31	8,196	22
New development expansion:
Locust Grove, Georgia	---	46	---
Foley, Alabama	---	21	---
Dispositions:
Pigeon Forge, Tennessee	(1)	(95)	---
North Branch, Minnesota	(1)	(134)	(1)
Other	---	(4)	---
As of March 31, 2006	29	8,030	21

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest or manage as of March 31, 2006.

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, NY (1)	729,315	98
Rehoboth Beach, DE (1)	568,873	98
Foley, AL	557,093	94
San Marcos, TX	442,510	97
Myrtle Beach Hwy 501, SC	427,417	91
Sevierville, TN (1)	419,038	100
Hilton Head, SC	393,094	81
Commerce II, GA	340,656	98
Howell, MI	324,631	95
Park City, UT	300,602	100
Locust Grove, GA	293,868	95
Westbrook, CT	291,051	90
Branson, MO	277,883	99
Williamsburg, IA	277,230	99
Lincoln City, OR	270,280	99
Tuscola, IL	256,514	70
Lancaster, PA	255,152	99
Gonzales, LA	243,499	100
Tilton, NH	227,998	97
Fort Meyers, FL	198,924	91
Commerce I, GA	185,750	87
Terrell, TX	177,490	99
West Branch, MI	112,120	98
Barstow, CA	108,950	95
Blowing Rock, NC	104,280	100
Nags Head, NC	82,178	97
Boaz, AL	79,575	92
Kittery I, ME	59,694	100
Kittery II, ME	24,619	100
Totals	8,030,284	95

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, SC (1)	401,992

Managed Properties
North Branch, MN	134,480
Pigeon Forge, TN	94,694
Burlington, NC	64,288

(1)	These properties or a portion thereof are subject to a ground lease.

The table set forth below summarizes certain information as of March 31, 2006 related to GLA and debt with respect to our wholly owned existing centers which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of March 31, 2006	Interest Rate	Maturity Date
Woodman of the World
Blowing Rock, NC	104,280	$9,143	8.860%	9/01/2010
Nags Head, NC	82,178	6,205	8.860%	9/01/2010
Subtotal	186,458	15,348
GMAC
Rehoboth Beach, DE	568,873
Foley, AL	557,093
Myrtle Beach Hwy 501, SC	427,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,998
	3,292,922	179,111	6.590%	7/10/2008
Net debt premium		5,203
Subtotal		184,314
Totals	3,479,380	$199,662

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Base rentals increased $1.7 million, or 6%, in the 2006 period compared to the 2005 period. Our overall occupancy rates were comparable from period to period at 95%. Our base rental income increased $0.9 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2006 period, we executed 280 leases totaling 1.2 million square feet at an average increase of 9.6%. This compares to our execution of 211 leases totaling 944,000 square feet at an average increase of 7.6% during the 2005 period. Base rentals also increased approximately $110,000 due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers which both occurred late in the fourth quarter of 2005. Increases also occurred in the amortization of above or below market leases totaling $412,000 primarily as a result of the additional above or below market rents recorded as a part of our acquisition of the final two-thirds interest in COROC Holdings, LLC in November 2005.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $458,000 of additional rental income for the net amortization of market lease values compared with $46,000 of additional rental income for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $278,000 or 32%. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2006 were $329 per square foot. This represents a 4% increase compared to the same period in 2005. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 86% and 89% in the 2006 and 2005 periods, respectively.

Other income increased $425,000, or 46%, in the 2006 period compared to the 2005 period. The overall increase is due primarily to gains on sale of outparcels during the 2006 period, the recognition of development fee income from our Wisconsin Dells joint venture and increases in miscellaneous vending income. There were no outparcel sales nor was any development fee income recognized during the 2005 period.

Property operating expenses decreased by $935,000, or 6%, in the 2006 period as compared to the 2005 period. The decrease is due primarily to lower advertising and marketing expenses as the Easter holiday occurred in the first quarter in 2005 versus the second quarter in 2006. Also, we experienced much higher snow removal costs in our northeastern properties in 2005 versus 2006.

General and administrative expenses increased $1.0 million, or 34%, in the 2006 period as compared to the 2005 period. The increase is primarily due to an increase in compensation expense related to restricted shares issued at the end of the 2005 period and restricted shares issued during the 2006 period. Also, an increase in executive officer compensation in the 2006 period contributed to the increase. As a percentage of total revenues, general and administrative expenses increased from 6% in the 2005 period to 8% in the 2006 period.

Depreciation and amortization increased $3.2 million, or 25%, in the 2006 period compared to the 2005 period. In November 2005, we purchased our consolidated joint venture partner’s interest in COROC Holdings, LLC. The acquisition was accounted for under SFAS 141 “Business Combinations” (“FAS 141”). The depreciation and amortization of the additional assets acquired were the primary reason for the increase in overall depreciation and amortization.

Interest expense increased $1.8 million, or 22%, during the 2006 period as compared to 2005 period due to a higher overall debt level incurred in connection with the final acquisition of the COROC properties in November 2005. We issued $250 million of unsecured bonds to finance a portion of the transaction which raised our debt levels significantly. However, the rate on the bonds, 6.15%, effectively lowered our average interest rate on debt as compared to the 2005 period average interest rate.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, there is a decrease of $6.6 million in earnings allocated to this minority interest in the 2006 period compared to the 2005 period. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and accordingly had a significant impact on our earnings.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. The following tables summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations	2006	2005
Operating income from discontinued operations	$208	$308
Gain on sale of real estate	13,833	---
Income from discontinued operations	$14,041	$308

During the first quarter of 2005 we sold our center in Seymour, Indiana. However, under the provisions of FAS 144, the sale did not qualify for treatment as discontinued operations. We recorded a loss on sale of real estate of $4.7 million for the sale of the outlet center at our property in February 2005. Net proceeds received for the center were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.2 million and $17.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash provided by operating activities is due primarily to higher interest expense and debt levels in the 2006 period versus the 2005 period. Net cash used in investing activities was $10.3 million and $5.6 million during the first three months of 2006 and 2005, respectively. The increase was due primarily to cash used in the 2006 period for the on-going construction of our new center in Charleston, South Carolina and higher investment levels in unconsolidated joint ventures in 2006 versus 2005. These increases in cash used were offset by the higher proceeds from sales of real estate in 2006 versus 2005. The 2006 proceeds exclude the funds from the sale of the North Branch, MN center on March 31, 2006 which were received on April 3, 2006. Net cash used in financing activities was $6.7 million and $9.8 million during the first three months of 2006 and 2005, respectively. In the fourth quarter of 2005, we acquired the interest of our joint venture partner in COROC Holdings, LLC. Therefore, we did not have to make any cash distributions to them in the 2006 period whereas we made $5.4 million in distributions to them in the 2005 period. We also received net proceeds of $19.5 million from the Company’s sale of 800,000 preferred shares during the 2006 period, which were used to repay amounts outstanding on our unsecured lines of credit. Additionally, in the 2006 period the net of issuances and repayments of debt was a cash outflow of $13.7 million versus a cash inflow of $5.7 million in the 2005 period.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

We are currently constructing and pre-leasing a center located near Charleston, South Carolina. We expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date during the third quarter of 2006.

We have an option to purchase land and have begun the early development and leasing of a site located approximately 30 miles south of Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in late 2007.

WHOLLY OWNED DISPOSITIONS

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, Tennessee and North Branch, Minnesota. Net proceeds received from the sales of the centers were approximately $20.2 million. We recorded gains on sales of real estate of $13.8 million during the first quarter of 2006.

UNCONSOLIDATED JOINT VENTURES

Tanger Wisconsin Dells, LLC

In March 2005, we established Tanger Wisconsin Dells, LLC (“Wisconsin Dells”), a joint venture in which we have a 50% ownership interest, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. Construction is currently underway and we expect the center to be approximately 265,000 square feet upon total build out with the initial phase scheduled to open during the third quarter of 2006.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of March 31, 2006 was approximately $8.2 million. Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $8.4 million at March 31, 2006. Commitments for construction represent only those costs contractually required to be paid by Wisconsin Dells.

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

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant had not satisfied all of the conditions necessary to terminate the lease and Deer Park is currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. Deer Park intends to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied and Deer Park’s internal minimum pre-leasing requirements are met. During 2006, we made additional equity contributions totaling $1.5 million to Deer Park. Both of the other venture partners made equity contributions equal to ours during the periods described above.

Financing Arrangements

In February 2006, the Company completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.5 million. The proceeds, which were contributed to us in exchange for Preferred Units, were used to repay amounts outstanding on our unsecured lines of credit. The Company pays annual dividends equal to $1.875 per share with distributions received from us. After the offering, the total amount of the Company's Preferred Shares (and Preferred Units in the Operating Partnership) outstanding  was 3,000,000.

At March 31, 2006, approximately 69% of our outstanding long-term debt represented unsecured borrowings and approximately 52% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2006 and 2005 was 6.82% and 7.37%, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests. During the third quarter of 2005, we, together with the Company, replenished our shelf registration to allow us to issue up to $600 million in either all debt or all equity of the Company or any combination thereof. Taking account of the Company’s preferred share offering during the first quarter of 2006, capacity under our shelf registration was approximately $275 million as of March 31, 2006. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $150 million at March 31, 2006. All of our lines of credit have maturity dates between June 2008 and February 2009. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2006.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status in accordance with Real Estate Investment Trust (“REIT”) requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

On April 13, 2006, the Trustees of Tanger GP Trust, acting in its capacity as our general partner, declared a $.68 cash distribution per common unit payable on May 15, 2006 to each unitholder of record on April 28, 2006. The Trustees of Tanger GP Trust also declared a $.46875 cash dividend per Class C preferred unit payable on May 15, 2006 to holders of record on April 28, 2006.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $30.25 million construction loan obtained by Wisconsin Dells during the first quarter of 2006. We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $19.0 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB mortgage secured by the center is $17.9 million. There is no guarantee provided for the TWMB mortgage by us.

Critical Accounting Policies and Estimates

Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2006.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the TWMB and Wisconsin Dells joint ventures. TWMB and Wisconsin Dells pay us management, leasing and development fees, which we believe approximate current market rates, for services provided to the joint venture. During the three months ended March 31, 2006 and 2005, we recognized approximately $78,000 and $78,000 in management fees, $3,000 and $5,000 in leasing fees and $97,000 and $0 in development fees, respectively.

TFLP is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $2.0 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

Funds From Operations

Funds from Operations, which we refer to as FFO, represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude historical cost depreciation of real estate as required by Generally Accepted Accounting Principles, which we refer to as GAAP, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, any of which present FFO when reporting their results. FFO is widely used by us and others in our industry to evaluate and price potential acquisition candidates. The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance. In addition, a percentage of bonus compensation to certain members of management is based on our FFO performance.

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

Below is a reconciliation of FFO to net income for the three months ended March 31, 2006 and 2005 as well as other data for those respective periods (in thousands):

Funds From Operations Reconciliation	2006	2005
Net income (loss)	$17,556	$(3,574)
Adjusted for:
Minority interest adjustment - consolidated joint venture	---	169
Depreciation and amortization
attributable to discontinued operations	116	177
Depreciation and amortization uniquely significant to
real estate - consolidated	15,885	12,699
Depreciation and amortization uniquely significant to
real estate - unconsolidated joint ventures	379	369
(Gain) loss on sale of real estate	(13,833)	4,690
Funds from operations (FFO) (1)	20,103	14,530
Preferred unit distributions	(1,215)	---
Funds from operations available to common unitholders	$18,888	$14,530
Weighted average units outstanding (2)	18,464	16,778

(1)	The three months ended March 31, 2006 includes gains on sales of outparcels of land of $110, respectively.
(2)	Assumes unit options are converted to common units.

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

During 2006, we have approximately 1,760,000 square feet, or 22% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2006, we have renewed approximately 943,000 square feet, or 54% of the square feet scheduled to expire in 2006. The existing tenants have renewed at an average base rental rate approximately 12% higher than the expiring rate. We also re-tenanted approximately 220,000 square feet of vacant space during the first three months of 2006 at a 21% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.5% of our combined base and percentage rental revenues for the three months ended March 31, 2006. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of March 31, 2006 and 2005, our centers were 95% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings in 2005 and 2008. The 2005 agreement locked the US Treasury index rate at 4.279% on a notional amount of $125 million for 10 years from such date in December 2005. This lock was unwound in the fourth quarter of 2005 in conjunction with the issuance of the $250 million senior unsecured notes due in 2015 and, as a result, we received a cash payment of $3.2 million. The gain was recorded in other comprehensive income and is being amortized into earnings using the effective interest method over a 10 year period that coincides with the interest payments associated with the senior unsecured notes due in 2015. The 2008 agreement locked the US Treasury index rate at 4.526% on a notional amount of $100 million for 10 years from such date in July 2008. In November 2005, we entered into an additional agreement which locked the US Treasury index rate at 4.715% on a notional amount of $100 million for 10 years from such date in July 2008. We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods.

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2006, we would have received approximately $5.0 million if we terminated the agreements. If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $9.2 million to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2006, TWMB would have received approximately $697,000 if the agreement was terminated. If the LIBOR index decreased 1% and we were to terminate the agreement, we would have to pay $566,000 to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2006 was $644.5 million and its recorded value was $649.4 million. A 1% increase from prevailing interest rates at March 31, 2006 would result in a decrease in fair value of total long-term debt by approximately $24.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,007,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$1,983,000

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$697,000

Item 4. Controls and Procedures

Based on the most recent evaluation, the Chief Executive Officer of the Registrant’s general partner, Stanley K. Tanger, and the Vice President, Treasurer & Assistant Secretary (Principal Financial and Accounting Officer) of the Registrant’s general partner, Frank C. Marchisello, Jr., have concluded the Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2006. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information

On May 9, 2006, we entered into an amended and restated employment agreement with Lisa J. Morrison, Senior Vice President of Leasing, effective January 1, 2006.  The amendment clarifies certain terms and definitions in computing Ms. Morrison's bonus computation.  No other terms were amended.  See Exhibit 10.9 for a copy of this agreement.

Item 6. Exhibits

10.9	Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006.
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By: TANGER GP TRUST, its sole general partner

By: /s/Frank C. Marchisello, Jr.
    Frank C. Marchisello, Jr.
    Vice President, Treasurer & Assistant Secretary
    Tanger GP Trust, sole general partner of the Registrant

DATE: May 10, 2006

Exhibit Index

Exhibit No.  Description
__________________________________________________________________________________

10.9	Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.