Form 10-Q
period 2006-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2006-11-09
CIK 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.
333-136448
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

TANGER PROPERTIES LIMITED PARTNERSHIP

                                        Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations -
for the three and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	33

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS:
Rental property
Land	$130,250	$120,715
Building, improvement and fixtures	1,059,725	1,004,545
Construction in progress	---	27,606
	1,189,975	1,152,866
Accumulated depreciation	(266,054)	(253,765)
Rental property, net	923,921	899,101
Cash and cash equivalents	20,184	2,926
Assets held for sale	---	2,637
Investments in unconsolidated joint ventures	14,581	13,020
Deferred charges, net	57,915	64,555
Other assets	26,586	18,124
Total assets	$1,043,187	$1,000,363
LIABILITIES AND PARTNERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $850 and
$901, respectively)	$498,650	$349,099
Mortgages payable (including a debt premium
of $4,033 and $5,771, respectively)	181,420	201,233
Unsecured note	---	53,500
Unsecured lines of credit	---	59,775
	680,070	663,607
Construction trade payables	21,049	13,464
Accounts payable and accrued expenses	27,008	23,711
Total liabilities	728,127	700,782
Commitments

Partners’ equity
General partner	257	317
Limited partners	312,270	301,803
Deferred compensation	---	(5,501)
Accumulated other comprehensive income	2,533	2,962
Total partners’ equity	315,060	299,581
Total liabilities and partners’ equity	$1,043,187	$1,000,363

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Base rentals	$35,403	$33,311	$102,247	$97,372
Percentage rentals	1,736	1,794	4,292	3,928
Expense reimbursements	14,890	13,925	41,357	40,160
Other income	2,407	1,563	5,266	3,675
Total revenues	54,436	50,593	153,162	145,135

Expenses
Property operating	17,713	15,554	48,473	45,397
General and administrative	4,147	3,578	12,305	10,332
Depreciation and amortization	13,578	11,923	43,121	35,919
Total expenses	35,438	31,055	103,899	91,648
Operating income	18,998	19,538	49,263	53,487
Interest expense (including prepayment
premium and deferred loan cost write off of
$917 for the 2006 periods)	10,932	7,932	30,856	24,327
Income before equity in earnings of
unconsolidated joint ventures, minority
interest, discontinued operations
and loss on sale of real estate	8,066	11,606	18,407	29,160
Equity in earnings of unconsolidated
joint ventures	539	255	971	714
Minority interest in consolidated joint venture	---	(6,860)	---	(20,211)
Income from continuing operations	8,605	5,001	19,378	9,663
Discontinued operations	---	355	14,041	1,061
Income before loss on sale of real estate	8,605	5,356	33,419	10,724
Loss on sale of real estate excluded from
discontinued operations	---	---	---	(4,690)
Net income	8,605	5,356	33,419	6,034
Preferred unit distributions	(1,406)	---	(4,027)	---
Net income available to common
unitholders	7,199	5,356	29,392	6,034
Income allocated to limited partners	7,140	5,309	29,151	5,981
Income allocated to general partner	$59	$47	$241	$53

Basic earnings per common unit
Income from continuing operations	$.39	$.29	$.84	$.29
Net income	$.39	$.31	$1.60	$.36

Diluted earnings per common unit
Income from continuing operations	$.39	$.29	$.83	$.29
Net income	$.39	$.31	$1.59	$.36

Distributions paid per common unit	$.680	$.645	$2.005	$1.915

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$33,419	$6,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	43,237	36,458
Amortization of deferred financing costs	1,289	1,005
Equity in earnings of unconsolidated joint ventures	(971)	(714)
Consolidated joint venture minority interest	---	20,211
Compensation expense related to restricted shares
and share options granted	2,023	1,136
Amortization of debt premiums and discount, net	(1,870)	(2,082)
Gain on sale of outparcels	(402)	(127)
(Gain) loss on sale of real estate	(13,833)	4,690
Distributions received from unconsolidated joint ventures	1,775	1,475
Net accretion of market rent rate adjustment	(1,132)	(583)
Straight-line base rent adjustment	(1,698)	(1,357)
Increase (decrease) due to changes in:
Other assets	(7,529)	(4,762)
Accounts payable and accrued expenses	2,947	(1,092)
Net cash provided by operating activities	57,255	60,292
INVESTING ACTIVITIES
Additions to rental property	(51,408)	(20,799)
Additions to investments in unconsolidated joint ventures	(2,020)	(950)
Additions to deferred lease costs	(2,409)	(2,216)
Increase in short-term investments	---	(20,000)
Net proceeds from sale of real estate and outparcels	21,378	2,211
Net cash used in investing activities	(34,459)	(41,754)
FINANCING ACTIVITIES
Cash distributions paid	(40,924)	(32,222)
Distributions to consolidated joint venture minority interest	---	(16,450)
Contributions from sole shareholder of general partner	19,445	81,020
Proceeds from debt issuances	279,175	98,165
Repayments of debt	(261,025)	(149,521)
Contributions from consolidated joint venture partner	---	800
Additions to deferred financing costs	(4,155)	(195)
Proceeds from exercise of share and unit options	1,946	1,970
Net cash used in financing activities	(5,538)	(16,433)
Net increase in cash and cash equivalents	17,258	2,105
Cash and cash equivalents, beginning of period	2,926	4,089
Cash and cash equivalents, end of period	$20,184	$6,194

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. We are one of the largest owners and operators of factory outlet centers in the United States. As of September 30, 2006, we owned 30 centers with a total gross leasable area, or GLA, of approximately 8.4 million square feet. These factory outlet centers were 96.0% occupied. Also, we owned a 50% interest in two centers with a total GLA of approximately 667,000 square feet and managed for a fee three centers with a GLA of approximately 293,000 square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust, or REIT. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The remaining units are held by the Tanger family, through its ownership of the Tanger Family Limited Partnership, or TFLP. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

2.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K dated August 9, 2006. The December 31, 2005 balance sheet data was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

Charleston, South Carolina

During August of 2006, we opened our wholly-owned 352,300 square foot center located near Charleston, South Carolina. Tenants in the center include Gap, Banana Republic, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Guess, Reebok and others. As of September 30, 2006, the center was 80.5% occupied.

Commitments remaining to complete construction of the Charleston center amounted to approximately $1.2 million at September 30, 2006. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three month periods ended September 30, 2006 and 2005 amounted to $594,000 and $122,000, respectively, and for the nine month periods ended September 30, 2006 and 2005 amounted to $1.8 million and $235,000, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of September 30, 2006 and December 31, 2005 was $14.6 million and $13.0 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB Associates, LLC, or TWMB, and Tanger Wisconsin Dells, LLC, or Wisconsin Dells. The following management, leasing, development and marketing fees were recognized from services provided to TWMB and Wisconsin Dells during the three and nine month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Fee:
Management	$ 104	$ 78	$ 260	$ 234
Leasing	167	(2)	196	2
Marketing	22	16	66	48
Development	151	---	313	---
Total Fees	$ 444	$ 92	$ 835	$ 284

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

Tanger Wisconsin Dells, LLC

In March 2005, the Wisconsin Dells joint venture was established to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. The 264,900 square foot center opened in August 2006. The tenants in the center include Polo Ralph Lauren, Abercrombie & Fitch, Hollister, Gap, Banana Republic, Old Navy, Liz Claiborne, Nike, Adidas, Tommy Hilfiger and others.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of September 30, 2006 was approximately $26.2 million.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions of FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee which represents the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Wisconsin Dells joint venture’s debt as an increase to our investment in Wisconsin Dells and recorded a corresponding liability of approximately $409,000. We have elected to account for the release from the obligation under the guarantee by the straight-line amortization method over the three year life of the guarantee. The remaining value of the guarantee liability as of September 30, 2006 was approximately $329,000.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprises, or Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours.

In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America extended the maturity of the loan until October 2006. In late September 2006, Deer Park closed on a construction loan of $43.2 million with Bank of America which incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The loan balance as of September 30, 2006 was approximately $30.6 million. Proceeds to date were used to refinance the $19 million loan discussed above and to repay the $7 million purchase money mortgage note with the original seller of the property in October 2006. The construction loan matures in April 2007. In addition, Deer Park continues to incur expenses related to architectural, engineering and other construction costs, including demolition expenditures.

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million.

Through March 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project losses, which amounted to $12,000 for the third quarter of 2006 and $14,000 year to date, as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

	As of	As of
Summary Balance Sheets	September 30,	December 31,
- Unconsolidated Joint Ventures	2006	2005
Assets
Investment properties at cost, net	$ 74,913	$ 64,915
Construction in progress	29,776	15,734
Cash and cash equivalents	14,173	6,355
Deferred charges, net	2,122	1,548
Other assets	21,141	6,690
Total assets	$142,125	$ 95,242
Liabilities and Owners’ Equity
Mortgages payable	$ 99,561	$ 61,081
Construction trade payables	6,162	6,588
Accounts payable and other liabilities	2,904	1,177
Total liabilities	108,627	68,846
Owners’ equity	33,498	26,396
Total liabilities and owners’ equity	$142,125	$ 95,242

	Three Months		Nine Months
	Ended		Ended
Consolidated Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2006	2005	2006	2005

Revenues	$ 4,441	$ 2,735	$ 10,269	$ 8,179

Expenses
Property operating	1,726	888	3,958	2,929
General and administrative	58	4	131	19
Depreciation and amortization	924	777	2,498	2,313
Total expenses	2,708	1,669	6,587	5,261
Operating income	1,733	1,066	3,682	2,918
Interest expense	700	584	1,847	1,575
Net income	$ 1,033	$ 482	$ 1,835	$ 1,343

Tanger’s share of:
Net income	$ 539	$ 255	$ 971	$ 714
Depreciation (real estate related)	444	375	1,202	1,114

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

Summary Statements of
Operations - Disposed	Three months ended			Nine months ended
Properties Included in	September 30,			September 30,
Discontinued Operations	2006		2005	2006	2005

Revenues:
Base rentals	$	---	$669	$448	$1,997
Percentage rentals		---	21	6	40
Expense reimbursements		---	323	229	1,004
Other income		---	32	14	73
Total revenues		---	1,045	697	3,114

Expenses:
Property operating		---	505	370	1,514
General and administrative		---	---	3	1
Depreciation and amortization		---	185	116	538
Total expenses		---	690	489	2,053
Discontinued operations before
gain on sale of real estate		---	355	208	1,061
Gain on sale of real estate included
in discontinued operations		---	---	13,833	---
Discontinued operations $		---	$355	$14,041	$1,061

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

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. These gains would be reclassified into discontinued operations if and when the center property at which they are located is sold or classified as held for sale. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three and nine months ended September 30, 2006 and 2005, respectively. (in thousands, except number of outparcels):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of outparcels	1	---	4	1
Net proceeds	$287	$---	$1,150	$252
Gains on sales included in other income	$177	$---	$402	$127

6.	Debt

In August 2006, we issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 3.75%. The notes are exchangeable into the Company’s common shares, at the option of the holder, at an initial exchange ratio, subject to adjustment, of 27.6856 shares per $1,000 principal amount of notes (or an initial exchange price of $36.1198 per common share). The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess. Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events. In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date.

We used the net proceeds from the issuance to repay in full our mortgage debt outstanding with Woodman of the World Life Insurance Society totaling approximately $15.3 million, with an interest rate of 8.86% and an original maturity of September 2010. We also repaid all amounts outstanding under our unsecured lines of credit and a $53.5 million variable rate unsecured term loan with Wells Fargo with a weighted average interest rate of approximately 6.3%. As a result of the early repayment, we recognized a charge for the early extinguishment of the mortgages and term loan of approximately $917,000. The charge, which is included in interest expense, consisted of a prepayment premium of approximately $609,000 and the write-off of deferred loan fees totaling approximately $308,000.

During the third quarter of 2006, we closed on unsecured lines of credit of $25 million each with Branch Banking and Trust Co. and SunTrust Bank. Each unsecured line of credit matures in June 2009. We now maintain unsecured, revolving lines of credit that provide for unsecured borrowings of up to $200 million at September 30, 2006.

7.	Other Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$8,605	$5,356	$33,419	$6,034
Other comprehensive income:
Reclassification adjustment for amortization of gain
on settlement of US treasury rate lock included
in net income	(62)	---	(183)	---

Change in fair value of treasury rate locks	(7,490)	1,416	(350)	1,416

Change in fair value of our portion of TWMB cash
flow hedge	(333)	381	104	(60)
Other comprehensive income	(7,885)	1,797	(429)	1,356
Total comprehensive income	$720	$7,153	$32,990	$7,390

8.	Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, under the modified prospective method. Since we had previously accounted for our share-based compensation plan under the fair value provisions of FAS No. 123, our adoption did not significantly impact our financial position or our results of operations.

During the first quarter of 2006, the Company’s Board of Directors approved the grant of 164,000 restricted Company common shares to the Company’s independent directors and the executive officers of the Company. We determined the grant date fair value of restricted share grants based upon the market price of the Company’s common shares on the date of grant. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors’ restricted common shares vest ratably over a three year period. The executive officer’s restricted common shares vest ratably over a five year period.

The Company receives one unit from the Operating Partnership for every two restricted shares issued by the Company. In addition, each unit issued upon exercise of unit options is exchangeable for two common shares of the Company.

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, respectively as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restricted shares	$ 584	$ 369	$ 1,612	$ 906
Share and unit options	296	58	411	230
Total share based compensation	$ 880	$ 427	$ 2,023	$ 1,136

Compensation expensed capitalized during the periods was not significant.

Options outstanding at September 30, 2006 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of		average	contractual		average
exercise prices	Options	exercise price	life in years	Options	exercise price
$18.625 to $22.125	28,000	$ 19.69	3.08	28,000	$ 19.69
$30.125 to $38.76	31,000	34.30	4.32	22,000	32.48
$38.83 to $47.92	200,750	39.00	7.58	56,950	38.92
	259,750	$36.38	6.71	106,950	$32.56

A summary of option activity under our Amended and Restated Incentive Award Plan as of September 30, 2006 and changes during the nine months then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Options	price	life in years	value
Outstanding as of December 31, 2005	316,120	$36.16
Granted	---	---		$ ---
Exercised	(52,910)	35.03		1,656
Forfeited	(3,460)	38.83		---
Outstanding as of September 30, 2006	259,750	$36.36	6.71	$9,060

Vested and Expected to Vest as of
September 30, 2006	252,643	$36.28	6.71	$8,832

Exercisable as of September 30, 2006	106,950	$32.56	5.46	$4,137

The following table summarizes information related to unvested restricted common units outstanding as of September 30, 2006:
		Weighted average
	Number of	grant date
Unvested Restricted Units	units	fair value
Unvested at December 31, 2005	112,793	$41.90
Granted	82,000	63.83
Vested	(375)	38.76
Forfeited	(1,000)	64.16
Unvested at September 30, 2006	193,418	$51.09

As of September 30, 2006, there was $8.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

9.	Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator
Income from continuing operations	$8,605	$5,001	$19,378	$9,663
Loss on sale of real estate	---	---	---	(4,690)
Less applicable preferred unit distributions	(1,406)	---	(4,027)	---
Income from continuing operations available to
common unitholders	7,199	5,001	15,351	4,973
Discontinued operations	---	355	14,041	1,061
Net income available to common unitholders	$7,199	$5,356	$29,392	$6,034
Denominator
Basic weighted average common units	18,343	17,221	18,324	16,874
Effect of outstanding unit options	114	88	117	81
Effect of unvested restricted unit awards	68	48	54	31
Diluted weighted average common units	18,525	17,357	18,495	16,986

Basic earnings per common unit
Income from continuing operations	$.39	$.29	$.84	$.29
Discontinued operations	---	.02	.76	.07
Net income	$.39	$.31	$1.60	$.36

Diluted earnings per common unit
Income from continuing operations	$.39	$.29	$.83	$.29
Discontinued operations	---	.02	.76	.07
Net income	$.39	$.31	$1.59	$.36

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to twice the market price of a common share of Tanger Factory Outlet Centers, Inc., sole owner of the Operating Partnership’s general partner. No options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2005. A total of 1,000 options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2005. No options were excluded from the computation of diluted earnings per unit for the three and nine months ended September 30, 2006.

Restricted units are included in the diluted earnings per unit computation if the effect is dilutive, using the treasury stock method. All restricted units issued are included in the calculation of diluted weighted average units outstanding. If the share based awards were granted during the period, the units issued are weighted to reflect the portion of the period during which the awards were outstanding.

At September 30, 2006 and December 31, 2005, the ownership interests of the Operating Partnership consisted of the following:

	2006	2005
Preferred units:
Limited partners	3,000,000	2,200,000
Common units:
General partner	150,000	150,000
Limited partners	18,392,573	18,257,663
Total	18,542,573	18,407,663

10.	Derivatives

In accordance with our derivatives policy, all derivatives have been designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and are assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At September 30, 2006, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$254,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(917,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$389,000

11. Preferred Share Offering

All proceeds from common and preferred share issuances by the Company are contributed to us in exchange for common and preferred Operating Partnership units. In February 2006, the Company completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.4 million, bringing the total amount of Company Preferred Shares (and Preferred Units in the Operating Partnership) outstanding to 3,000,000. The proceeds, contributed to us in exchange for Preferred Units, were used to repay amounts outstanding on our unsecured lines of credit. The Company pays annual dividends equal to $1.875 per share with distributions received from us.

12. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2006 and 2005 amounted to $21.0 million and $8.3 million, respectively.

13.	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not believe SAB 108 will have a material impact on our results from operations or financial position.

14. Subsequent Events

In October 2006, we purchased the land at our development site near Pittsburgh, Pennsylvania for approximately $4.8 million. We currently expect the center to open in the first quarter of 2008. As of September 30, 2006, our investment in the project for pre-development costs amounted to approximately $7.1 million and was included in other assets in the consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2006 with the three and nine months ended September 30, 2005. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors listed there through September 30, 2006.

General Overview

In November 2005, we completed the acquisition of the final two-thirds interest in the COROC joint venture which owned nine factory outlet centers totaling approximately 3.3 million square feet. We originally purchased a one-third interest in December 2003. From December 2003 to November 2005, COROC was consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R. The purchase price for the final two-thirds interest of COROC was $286.0 million (including closing and acquisition costs of $3.5 million) which we funded with a combination of unsecured debt and equity raised through the capital markets in the fourth quarter of 2005.

At September 30, 2006, our consolidated results of operations included 30 centers in 21 states totaling 8.3 million square feet compared to 31 centers in 22 states totaling 8.2 million square feet at September 30, 2005. The changes in the number of centers and GLA are due to the following events:
	No. of Centers	GLA (000’s )	States
As of September 30, 2005	31	8,227	22
New development/expansion:
Locust Grove, Georgia	---	11	---
Foley, Alabama	---	21	---
Charleston, South Carolina	1	352	---
Dispositions:
Pigeon Forge, Tennessee	(1)	(95)	---
North Branch, Minnesota	(1)	(134)	(1)
Other	---	7	---
As of September 30, 2006	30	8,389	21

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest or manage as of September 30, 2006.

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, NY (1)	729,315	98.1
Rehoboth Beach, DE (1)	568,873	100.0
Foley, AL	557,093	96.0
San Marcos, TX	442,510	97.6
Myrtle Beach Hwy 501, SC	427,417	94.1
Sevierville, TN (1)	419,038	100.0
Hilton Head, SC	393,094	87.8
Charleston, SC	352,260	80.5
Commerce II, GA	346,244	96.0
Howell, MI	324,631	99.2
Park City, UT	300,602	99.3
Locust Grove, GA	293,868	93.2
Westbrook, CT	291,051	96.2
Branson, MO	277,883	99.8
Williamsburg, IA	277,230	98.3
Lincoln City, OR	270,280	95.6
Tuscola, IL	256,514	70.4
Lancaster, PA	255,152	100.0
Gonzales, LA	243,499	100.0
Tilton, NH	227,998	94.3
Fort Meyers, FL	198,924	100.0
Commerce I, GA	185,750	87.1
Terrell, TX	177,490	90.6
West Branch, MI	112,120	100.0
Barstow, CA	109,600	100.0
Blowing Rock, NC	104,280	100.0
Nags Head, NC	82,178	100.0
Boaz, AL	79,575	98.1
Kittery I, ME	59,694	100.0
Kittery II, ME	24,619	93.6
Totals (2)	8,388,782	96.0

Unconsolidated Joint Ventures
Wisconsin Dells, WI	264,929	98.9
Myrtle Beach Hwy 17, SC (1)	401,992	100.0

Managed Properties
North Branch, MN	134,480	N/A
Pigeon Forge, TN	94,694	N/A
Burlington, NC	64,288	N/A

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Total excludes the occupancy of the Charleston, South Carolina center which is not yet stabilized.

The table set forth below summarizes certain information as of September 30, 2006 with respect to our wholly owned existing centers which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of September 30, 2006	Interest Rate	Maturity Date
GMAC
Rehoboth Beach, DE	568,873
Foley, AL	557,093
Myrtle Beach Hwy 501, SC	427,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,998
	3,292,922	$177,387	6.59%	7/10/2008
Net debt premium		4,033
Totals		$181,420

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

Base rentals increased $2.1 million, or 6%, in the 2006 period compared to the 2005 period. Our overall occupancy rates were comparable from period to period at 96.0% and 96.4%, respectively. Our base rental income increased $2.0 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2006 period, we executed 55 leases totaling 201,000 square feet at an average increase of 1%. This compares to our execution of 71 leases totaling 302,000 square feet at an average increase of 6% during the 2005 period. Base rentals also increased due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers, which both occurred late in the fourth quarter of 2005, and the opening of our Charleston, South Carolina center in August 2006. Increases occurred in the amortization of above or below market leases totaling $402,000 primarily as a result of the additional above or below market rents recorded as a part of our acquisition of the final two-thirds interest in COROC Holdings, LLC in November 2005.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $326,000 of additional rental income for the net amortization of market lease values compared with a decrease of $76,000 to rental income for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. As of September 30, 2006, the net liability representing the net amount of unrecognized below market lease values totaled $2.4 million.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $58,000 or 3%. Several tenant breakpoints increased upon renewal since October 1, 2005 through September 30, 2006, resulting in a decrease in percentage rentals as compared to the 2005 period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Expense reimbursements, expressed as a percentage of property operating expenses, were 84% and 90% in the 2006 and 2005 periods, respectively. The decrease in the expense reimbursements expressed as a percentage of property operating expense is due to an increase in miscellaneous non-reimbursable expenses during the 2006 period such as reserves for potential sites and franchise and excise taxes.

Other income increased $844,000, or 54%, in the 2006 period compared to the 2005 period. The overall increase in other income is due to the recognition of leasing, marketing and development fee income from our Tanger Wisconsin Dells joint venture, or Wisconsin Dells, interest income from funds in short-term, liquid investments, gains on sales of outparcels and increases in miscellaneous vending income.

Property operating expenses increased by $2.2 million, or 14%, in the 2006 period as compared to the 2005 period. The increase is due to incremental costs in marketing and common area maintenance relating to the addition of our Charleston, South Carolina center which opened during the 2006 period as well as increases in property insurance from our policy renewal in August 2006 and other non-reimbursable expenses.

General and administrative expenses increased $569,000, or 16%, in the 2006 period as compared to the 2005 period. The increase is primarily due to an increase in compensation expense related to restricted shares issued during the first quarter of 2006 as well as an increase in estimated bonus compensation for senior executives in the 2006 period. As a percentage of total revenues, general and administrative expenses were 8% and 7%, respectively, in the 2006 and 2005 periods.

Depreciation and amortization increased $1.7 million, or 14%, in the 2006 period compared to the 2005 period. In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. The acquisition was accounted for under SFAS 141 “Business Combinations” (“FAS 141”). The depreciation and amortization of the additional assets recorded as a result of the acquisition were the primary reason for the increase in overall depreciation and amortization.

Interest expense increased $3.0 million, or 38%, during the 2006 period as compared to the 2005 period due to a higher overall debt level as a result of two unsecured note offerings since the 2005 period. In November 2005, we issued $250 million of 6.15% unsecured notes to finance a portion of the final acquisition of COROC. In August 2006, we issued $149.5 million of 3.75% unsecured senior exchangeable notes. While these offerings increased our outstanding debt significantly, the interest rate on each lowered our overall weighted average interest rate.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, there is a decrease of $6.9 million in earnings allocated to minority interest in consolidated joint venture in the 2006 period compared to the 2005 period. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and, accordingly, had a significant impact on our earnings.

Discontinued operations in 2005 includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations		2006	2005
Operating income from discontinued operations	$	---	$355
Gain on sale of real estate		---	---
Discontinued operations	$	---	$355

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

Base rentals increased $4.9 million, or 5%, in the 2006 period compared to the 2005 period. Our overall occupancy rates were comparable from period to period at 96.0% and 96.4%, respectively. Our base rental income increased $4.2 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2006 period, we executed 448 leases totaling 1.8 million square feet at an average increase of 10%. This compares to our execution of 388 leases totaling 1.7 million square feet at an average increase of 7% during the 2005 period. Base rentals also increased due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers, which both occurred late in the fourth quarter of 2005, and the opening of our Charleston, South Carolina center in August 2006. The amortization of above or below market leases increased $549,000, primarily as a result of the additional above or below market rents recorded as a part of our acquisition of the final two-thirds interest in COROC Holdings, LLC in November 2005.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $1.1 million of additional rental income for the net amortization of market lease values compared with $583,000 of additional rental income for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. As of September 30, 2006, the net liability representing the net amount of unrecognized below market lease values was $2.4 million.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $364,000 or 9%. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2006 were $336 per square foot. This represents a 6% increase compared to the same period in 2005. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Expense reimbursements, expressed as a percentage of property operating expenses, were 85% and 88% in the 2006 and 2005 periods, respectively. The decrease in the expense reimbursements expressed as a percentage of property operating expense is due to an increase in miscellaneous non-reimbursable expenses during the 2006 period such as reserves for potential sites and franchise and excise taxes.

Other income increased $1.6 million, or 43%, in the 2006 period compared to the 2005 period. The overall increase in other income is due to the recognition of leasing, marketing and development fee income from our Wisconsin Dells joint venture, gains on sales of outparcels of land and increases in miscellaneous vending income.

Property operating expenses increased by $3.1 million, or 7%, in the 2006 period as compared to the 2005 period. The increase is due primarily to higher common area maintenance expenses relating to the addition of our Charleston, South Carolina center which opened during the 2006 period as well as increases in other non-reimbursable expenses.

General and administrative expenses increased $2.0 million, or 19%, in the 2006 period as compared to the 2005 period. The increase is primarily due to an increase in compensation expense related to restricted shares issued at the end of March 2005 and restricted shares issued during the 2006 period as well as an increase in estimated bonus compensation for senior executives in the 2006 period. As a percentage of total revenues, general and administrative expenses increased from 7% in the 2005 period to 8% in the 2006 period.

Depreciation and amortization increased $7.2 million, or 20%, in the 2006 period compared to the 2005 period. In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. The acquisition was accounted for under SFAS 141 “Business Combinations” (“FAS 141”). The depreciation and amortization of the additional assets recorded as a result of the acquisition were the primary reason for the increase in overall depreciation and amortization.

Interest expense increased $6.5 million, or 27%, during the 2006 period as compared to the 2005 period due to a higher overall debt level as a result of two unsecured note offerings since the 2005 period. In November 2005, we issued $250 million of 6.15% unsecured notes to finance a portion of the final acquisition of COROC. In August 2006 we issued $149.5 million of 3.75% unsecured senior exchangeable notes. While these offerings increased our outstanding debt significantly, the interest rate on each lowered our overall weighted average interest rate.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, there is a decrease of $20.2 million in earnings allocated to minority interest in consolidated joint venture in the 2006 period compared to the 2005 period. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and, accordingly, had a significant impact on our earnings.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations	2006	2005
Operating income from discontinued operations	$208	$1,061
Gain on sale of real estate	13,833	---
Discontinued operations	$14,041	$1,061

During the first quarter of 2005 we sold our center in Seymour, Indiana. However, under the provisions of FAS 144, the sale did not qualify for treatment as discontinued operations. We recorded a loss on sale of real estate of $4.7 million for the sale of the outlet center at our property. Net proceeds received for the center were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $57.3 million and $60.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash provided by operating activities is due primarily to higher interest expense and debt levels in the 2006 period versus the 2005 period. Net cash used in investing activities was $34.5 million and $41.8 million during the first nine months of 2006 and 2005, respectively. The decrease was due primarily to cash used in the 2006 period for the construction of our new center in Charleston, South Carolina and higher investment levels in unconsolidated joint ventures in 2006 versus 2005. However, this was offset by investments in short-term auction rate securities with the excess proceeds from the Company’s common equity offering in August 2005, which were contributed to us in exchange for common units, and proceeds from the sale of real estate from the Pigeon Forge, Tennessee and North Branch, Minnesota centers in the 2006 period. Net cash used in financing activities was $5.5 million and $16.4 million during the first nine months of 2006 and 2005, respectively. In the fourth quarter of 2005, we acquired the interest of our joint venture partner in COROC. Therefore, we did not have to make any cash distributions to them in the 2006 period whereas we made $16.5 million in distributions to them in the 2005 period. Total net cash flows from equity and debt offerings and repayments in the periods were inflows of $37.6 million and $29.7 million; however, the 2006 period included significantly higher cash outflows for deferred financing costs related to our August 2006 unsecured note offering.

Our cash and cash equivalents balance of $20.2 million was significantly higher at September 30, 2006 due to excess proceeds from our August 2006 unsecured senior exchangeable notes offering. Excess proceeds have been invested in a highly liquid money market investment. The investment had a balance of $18.3 million as of September 30, 2006.

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

WHOLLY-OWNED CURRENT DEVELOPMENTS

During August of 2006, we opened our wholly-owned 352,300 square foot center located near Charleston, South Carolina. Tenants in the center include Gap, Banana Republic, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Guess, Reebok and others. As of September 30, 2006, the center was 80.5% occupied.

In October 2006, we purchased the land at our development site near Pittsburgh, Pennsylvania for approximately $4.8 million. We currently expect the center to open in the first quarter of 2008. As of September 30, 2006, our investment in the project for pre-development costs amounted to approximately $7.1 million and was included in other assets in the consolidated balance sheets.

WHOLLY-OWNED DISPOSITIONS

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, Tennessee and North Branch, Minnesota. Net proceeds received from the sales of the centers were approximately $20.2 million. We recorded gains on sales of real estate of $13.8 million during the first quarter of 2006.

UNCONSOLIDATED JOINT VENTURES

Tanger Wisconsin Dells, LLC

In March 2005, the Wisconsin Dells joint venture was established to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. The 264,900 square foot center opened in August 2006. The tenants in the center include Polo Ralph Lauren, Abercrombie & Fitch, Hollister, Gap, Banana Republic, Old Navy, Liz Claiborne, Nike, Adidas, Tommy Hilfiger and others.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of September 30, 2006 was approximately $26.2 million.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprises, or Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours.

In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America extended the maturity of the loan until October 2006. In late September 2006, Deer Park closed on a construction loan of $43.2 million with Bank of America which incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The loan balance as of September 30, 2006 was approximately $30.6 million. Proceeds to date were used to refinance the $19 million loan discussed above and to repay the $7 million purchase money mortgage note with the original seller of the property in October 2006. The term of the construction loan is through April 2007. In addition Deer Park continues to incur expenses related to architectural, engineering and other construction costs, including demolition expenditures.

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million.

Through March 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project losses, which amounted to $12,000 for the third quarter of 2006 and $14,000 year to date, as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures.

Financing Arrangements

In February 2006, the Company completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.4 million, bringing the total amount of Company Preferred Shares (and Operating Partnership Preferred Units) outstanding to 3,000,000. The proceeds, which were contributed to us in exchange for Preferred Units, were used to repay amounts outstanding on our unsecured lines of credit. The Company pays annual dividends equal to $1.875 per share with distributions received from us.

In August 2006, we issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 3.75%. The notes are exchangeable into the Company’s common shares, at the option of the holder, at an initial exchange ratio, subject to adjustment, of 27.6856 shares per $1,000 principal amount of notes (or an initial exchange price of $36.1198 per common share). The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess. Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events. In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date.

We used the net proceeds from the issuance to repay in full our mortgage debt outstanding with Woodman of the World Life Insurance Society totaling approximately $15.3 million, with an interest rate of 8.86% and an original maturity of September 2010. We also repaid all amounts outstanding under our unsecured lines of credit and a $53.5 million variable rate unsecured term loan with Wells Fargo with a weighted average interest rate of approximately 6.3%. As a result of the early repayment, we recognized a charge for the early extinguishment of the mortgages and term loan of approximately $917,000. The charge, which is included in interest expense, consisted of a prepayment premium of approximately $609,000 and the write-off of deferred loan fees totaling approximately $308,000.

At September 30, 2006, approximately 73% of our outstanding long-term debt represented unsecured borrowings and approximately 56% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended September 30, 2006 and 2005 was 6.67% and 7.69%, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders’ best interests. During the third quarter of 2006, we, together with the Company, updated our shelf registration as a well known seasoned issuer where we will be able to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

During the third quarter of 2006, we closed on unsecured lines of credit of $25 million each with Branch Banking and Trust Co. and SunTrust Bank. As of September 30, 2006, we maintained unsecured, revolving lines of credit that provided for unsecured borrowings of up to $200 million. All of our lines of credit have maturity dates of June 2009. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2006 and 2007.

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

On October 12, 2006, the Trustees of Tanger GP Trust, acting in its capacity of our general partner, declared a $.68 cash distribution per common unit payable on November 15, 2006 to each unitholder of record on October 31, 2006. The Trustees of Tanger GP Trust also declared a $.46875 cash dividend per Class C Preferred Unit payable on November 15, 2006 to holders of record on October 31, 2006.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $30.25 million construction loan obtained by Wisconsin Dells during the first quarter of 2006. We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $30.6 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB Associates, LLC, or TWMB, mortgage secured by the center is $17.9 million. There is no guarantee provided for the TWMB mortgage by us.

Critical Accounting Policies and Estimates

Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2006.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the TWMB and Wisconsin Dells joint ventures. TWMB and Wisconsin Dells pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services. During the three and nine months ended September 30, 2006 and 2005, we recognized the following fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Fee:
Management	$104	$78	$260	$234
Leasing	167	(2)	196	2
Marketing	22	16	66	48
Development	151	---	313	---
Total Fees	$444	$92	$835	$284

Tanger Family Limited Partnership, or TFLP, is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transactions with TFLP are the payment of quarterly distributions of earnings, which were $6.1 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not believe SAB 108 will have a material impact on our results from operations or financial position.

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

Below is a reconciliation of FFO to net income for the three and nine months ended September 30, 2006 and 2005 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
FUNDS FROM OPERATIONS
Net income	$8,605	$5,356	$33,419	$6,034
Adjusted for:
Minority interest adjustment - consolidated joint venture	---	(441)	---	(549)
Depreciation and amortization
attributable to discontinued operations	---	185	116	539
Depreciation and amortization uniquely significant to
real estate - consolidated	13,512	11,856	42,923	35,736
Depreciation and amortization uniquely significant to
real estate - unconsolidated joint ventures	444	375	1,202	1,114
(Gain) loss on sale of real estate	---	---	(13,833)	4,690
Funds from operations (FFO) (1)	22,561	17,331	63,827	47,564
Preferred unit distributions	(1,406)	---	(4,027)	---
Funds from operations available to common
unitholders	$21,155	$17,331	$59,800	$47,564
Weighted average units outstanding (2)	18,525	17,357	18,495	16,986

(1)
The three months ended September 30, 2006 includes gains on sales of outparcels of land of $177. The nine months ended September 30, 2006 and 2005 includes gains on sales of outparcels of land of $402 and $127, respectively.

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

During 2006, we have approximately 1,760,000 square feet, or 21% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2006, we have renewed approximately 1,382,000 square feet, or 79% of the square feet originally scheduled to expire in 2006. The existing tenants have renewed at an average base rental rate approximately 8.5% higher than the expiring rate. We also re-tenanted approximately 449,000 square feet of vacant space during the first nine months of 2006 at a 16.3% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.9% of our combined base and percentage rental revenues for the three months ended September 30, 2006. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

Our centers were 96.0% and 96.4% occupied as of September 30, 2006 and 2005, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2006, we would have paid approximately $663,000 if we terminated the agreements. If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $16.3 million to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2006, TWMB would have received approximately $389,000 if the agreement was terminated. If the LIBOR index decreased 1% and we were to terminate the agreement, we would have to pay $730,000 to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2006 was $694.6 million and its recorded value was $680.1 million. A 1% increase from prevailing interest rates at September 30, 2006 would result in a decrease in fair value of total long-term debt by approximately $44.3 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$254,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(917,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$389,000

Item 4. Controls and Procedures

Based on the most recent evaluation, the Chief Executive Officer of the Registrant’s general partner, Stanley K. Tanger and the Vice President, Treasurer & Assistant Secretary (Principal Financial and Accounting Officer) of the Registrant’s general partner, Frank C. Marchisello, Jr., have concluded the Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006. There were no changes to the Registrant’s internal controls over financial reporting during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

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

Item 6. Exhibits

10.9
Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006.
(Incorporated by reference to the exhibits of the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006.)

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

TANGER PROPERTIES LIMITED PARTNERHSIP

By: TANGER GP TRUST, its sole general partner

By:         /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President, Treasurer & Assistant Secretary

DATE: November 9, 2006

Exhibit Index

Exhibit No.                                                                     Description
__________________________________________________________________________________

10.9
Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006. (Incorporated by reference to the exhibits of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

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