Form 10-K
period 2007-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2008-02-28
CIK 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer: and “smaller reporting company” (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).   ☐Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐  No ☒

Documents Incorporated By Reference
Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Company’s Annual Meeting of Shareholders to be held May 16, 2008.

PART I

Item 1.   Business

The Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  We are one of the largest owners and operators of factory outlet centers in the United States.  As of December 31, 2007, we owned 29 outlet centers, with a total gross leasable area, or GLA, of approximately 8.4 million square feet.   These factory outlet centers were 98% occupied and contained over 1,800 stores, representing approximately 370 store brands.  Also, we owned a 50% interest in two outlet centers with a GLA of approximately 667,000 square feet.

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

As of December 31, 2007, Tanger GP Trust owned 150,000 common units, Tanger LP Trust owned 15,514,621 common units and TFLP owned the remaining 3,033,305 common units.  Each of TFLP’s common units is exchangeable for two of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT.  In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company’s issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares.  If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company’s Class C Preferred Shares.

As of February 1, 2008, the Company’s management beneficially owned approximately 19% of all outstanding Company common shares (assuming Tanger Family Limited Partnership’s common units are exchanged for Company common shares but without giving effect to the exercise of any outstanding share and partnership unit options or the conversion of the exchangeable notes).  See “Recent Developments” for discussion on exchangeable notes).

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

Recent Developments

On Going Development Projects: Pittsburgh, Pennsylvania and Deer Park (Long Island), New York

We continue the development, construction and leasing of two previously announced sites located in Washington County, south of Pittsburgh, Pennsylvania and in Deer Park (Long Island), New York.  In response to strong tenant demand for space, we increased the size of the initial phase of the Pittsburgh center from 308,000 square feet to 370,000 square feet, with signed leases for approximately 63% of the first phase and an additional 20% under negotiation or out for signature.  We currently expect delivery of the initial phase in the second quarter of 2008, with stores opening by the end of the third quarter of 2008.  Upon completion of the project, the outlet center will total approximately 418,000 square feet.  The Pittsburgh project is wholly owned by us. Tax incentive financing bonds have been issued related to the Pittsburgh project, and we expect to receive net proceeds of approximately $16.8 million as we incur qualifying expenditures during construction of the center.  As of December 31, 2007 we have received funding for qualified expenditures submitted totaling $7.6 million.

The Deer Park project is owned through a joint venture in which we own a 33.3% interest.  The joint venture currently expects the Deer Park center will contain over 800,000 square feet upon final build-out.  Site work and construction continues on an initial phase of approximately 682,000 square feet.  Deer Park has signed leases for approximately 51% of the initial phase and an additional 22% under negotiation or out for signature.  The joint venture currently expects the project will be delivered in the second quarter of 2008, with stores opening by the end of the third quarter of 2008.

Potential Future Developments

We currently have an option for a new development site located in Mebane, North Carolina on the highly traveled Interstate 40/85 corridor, which sees over 83,000 cars daily.  The site is located halfway between the Research Triangle Park area of Raleigh, Durham, and Chapel Hill, and the Triad area of Greensboro, High Point and Winston-Salem.  The center is currently expected to be approximately 300,000 square feet.  During the option period, we will be analyzing the viability of the site and determining whether to proceed with the development of a center at this location.

We have also started the initial pre-development and leasing for a site we have under control in Port St. Lucie, Florida at Exit 118 on Interstate I-95.  Approximately 64,000 cars utilize this exit each day.  Port St. Lucie is one of Florida’s fastest growing cities and is located less than 40 miles north of Palm Beach, Florida and one exit south of the New York Mets’ spring training facility.  This center is expected to be approximately 350,000 square feet and initial reaction to the site from our magnet tenants has been very positive.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that any of these sites will ultimately be developed.  During the third quarter of 2007 we put on hold our plans to develop a center in Burlington, New Jersey due to numerous development and site access issues.

2007 Expansion Projects

During 2007, we completed expansions in three of our outlet centers.

	Expansion	New Total
Center	GLA	Center GLA
Gonzales, Louisiana	39,000	282,000
Branson, Missouri	25,000	303,000
Tilton, New Hampshire	18,000	246,000
Total expansions	82,000

A fourth expansion project, in Barstow, California, is near completion.  Some stores opened during the fourth quarter of 2007 and the remaining stores will open during the first two quarters of 2008.  The total expansion in Barstow of 62,000 square feet will bring the center’s total GLA to 171,300 square feet.

Increase in and extension of unsecured credit facilities

During the fourth quarter of 2007, we extended the maturity dates on five of our six unsecured lines of credit from 2009 to June 2011.  During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100 million, 9.125% unsecured senior notes matured.  We repaid these notes in the short term with amounts available under our unsecured lines of credit.  On July 10, 2008, our only remaining mortgage loan with a principal balance of $172.7 million and bearing interest at a coupon rate of 6.59% will become payable at our option.  Because the mortgage was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On the optional payment date, we can decide to repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.  We are currently analyzing our various options with respect to refinancing this mortgage.

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

Our factory outlet centers range in size from 24,619 to 729,315 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores.  Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity.  Our centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2008, we had a diverse tenant base comprised of approximately 370 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Banana Republic, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Abercrombie & Fitch, Hollister, Eddie Bauer, Coach Leatherware, Brooks Brothers, Nike and others.  Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2007, 2006 and 2005.  As of February 1, 2008, our largest tenant, including all of its store concepts, accounted for approximately 8.0% of our GLA.  Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2007.  Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of 2007 revenues.  As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

Business Strategy

The Operating Partnership has been built on a firm foundation of strong and enduring business relationships.  We partner with many of the world’s best known and most respected retailers and manufacturers.  By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for more than a quarter century.  The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 370 brand name manufacturers.

Nothing takes the place of experience.  We have had a solid track record of success in the outlet industry for the past 27 years.  In 1993, Tanger led the way by becoming the industry’s first outlet center company to be publicly traded.  Our seasoned team of real estate professionals utilizes the knowledge and experience that we have gained to give us a competitive advantage and a history of accomplishments in the manufacturers’ outlet business.

We are proud to report that as of December 31, 2007, our wholly owned outlet centers were 98% occupied with average tenant sales of $342 per square foot.  Our properties have had an average occupancy rate of 95% or greater on December 31st of each year since 1981. The ability to achieve this level of performance is a testament to our long-standing relationships, industry experience and our expertise in the development and operation of manufacturers' outlet centers.

Growth Strategy

Growth doesn’t happen by chance.  We build shareholder value with a comprehensive plan for sustained growth.  We focus our efforts on increasing rents in our existing centers, renovation and expansion of our mature centers and reaching new markets through the ground-up development or acquisition of new outlet centers.

Increasing Rents at Existing Centers

Our leasing team implements an ongoing strategy designed to positively impact our bottom line.  This is accomplished through the aggressive marketing of available space to maintain our standard for high occupancy levels.  Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents.  Due to the overall high performance of our shopping centers, we are typically able to renew leases at higher base rents per square-foot and attract stronger, more popular brands to replace under performing tenants.

Developing New Centers and Expanding Existing Centers

We believe that there continues to be significant opportunities to introduce the Tanger brand in untapped or under-served markets across the United States of America.  As we search the country looking for new markets, we do our homework and determine site viability on a timely and cost-effective basis.  Our 27 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.  Our company’s access to capital facilitates our ability to react quickly when opportunities arise.  Keeping our shopping centers across the nation vibrant and growing is a key part of our formula for success.  In order to maintain our reputation as the premiere outlet shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers coast to coast.  We expect that the development of new centers and the expansion of existing centers will continue to be a substantial part of our future growth strategy.

We follow a general set of guidelines when evaluating opportunities for the development or acquisition of new centers.  This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day.  Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also on our development radar and are closely evaluated.  Although our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site and our prospects for future growth and success.

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first.  We generally require that at least 50% of the space in each center is pre-leased prior to acquiring the site and beginning construction.  Construction of a new factory outlet center has normally taken us nine to twelve months from groundbreaking to the opening of the first tenant stores.  Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

Acquiring Centers

As a means of creating a presence in key markets and to create shareholder value, we may selectively choose to acquire individual properties or portfolios of properties that meet our strategic investment criteria.  We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and our management experience will allow us to evaluate and execute our acquisition strategy successfully. Through our tenant relationships, our leasing professionals have the ability to implement a remerchandising strategy when needed to increase occupancy rates and value.  We believe that our managerial skills, marketing expertise and overall outlet industry experience will also allow us to add long-term value and viability to these centers.

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies we strive to continue improving sales and profitability for our tenants and our shopping centers as a whole.  Commanding higher base and percentage rents and generating additional income from temporary leasing, vending and other sources also remains an important focus.

Leasing

The long-standing retailer relationships that we enjoy allow us the ability to provide our shoppers with a collection of the world’s most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry & accessories, tableware, housewares, luggage and domestic goods.  In order that our centers can perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance.  They also work to assist our tenants through re-sizing and re-location of retail space within each of our centers for maximum sales of each retail unit across our portfolio.

Marketing

Our marketing plans deliver compelling, well-crafted messages or enticing promotions and events to targeted audiences for tangible, meaningful and measurable results.  Our plans are based on a basic measure of success – increase sales and traffic for our retail partners and we will create successful centers.  Utilizing a strategic mix of print, radio, television, direct mail, website, internet advertising and public relations, we consistently reinforce the message that “Tanger is the place to shop for the best brands and the biggest outlet savings - direct from the manufacturer”.  Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers.  The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests.  At the Company’s 2007 Annual Shareholders’ Meeting, shareholders approved an increase in the Company’s authorized common shares from 50.0 million to 150.0 million and added four additional classes of preferred shares with an authorized number of four million shares each.  All proceeds from the Company’s common and preferred share issuances are contributed to the Operating Partnership in exchange for common and preferred units.  During the third quarter of 2006, we, together with the Company, updated our joint shelf registration where we will be able to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

During the fourth quarter of 2007, we extended the maturity dates on five of our six unsecured lines of credit from 2009 to June 2011.  During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100 million, 9.125% unsecured senior notes matured.  We repaid these notes in the short term with amounts available under our unsecured lines of credit.  On July 10, 2008, our only remaining mortgage loan with a principal balance of $172.7 million and bearing interest at a coupon rate of 6.59% will become payable at our option.  Because the mortgage was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On the optional payment date, we can decide to repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.  We are currently analyzing our various options with respect to refinancing this mortgage.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2008.

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

We compete with two large national owners of factory outlet centers and numerous small owners.  During the last several years, the factory outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national factory outlet operators.  Since 2000 the number of factory outlet centers in the United States has decreased while the average size factory outlet center has increased.  During this period of consolidation, the high barriers to entry in the factory outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new factory outlet centers. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business and improve our market position.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located.  In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 29 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2008, we had 203 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 29 business offices.  At that date, we also employed 226 part-time employees at various locations.

Item 1A.                      Risk Factors

Risks Related to our Business

We face competition for the acquisition of factory outlet centers, and we may not be able to complete acquisitions that we have identified.

One component of our business strategy is expansion through acquisitions, and we may not be successful in completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, small owners of factory outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of factory outlet centers and stores. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for factory outlet centers we seek to acquire.  These competitors may succeed in acquiring those factory outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for factory outlet centers may increase in the future, which would increase demand for these factory outlet centers and the prices we must pay to acquire them. If we pay higher prices for factory outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions.  We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

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

Real property investments are relatively illiquid.

Our factory outlet centers represent a substantial portion of our total consolidated assets.  These assets are relatively illiquid.  As a result, our ability to sell one or more of our factory outlet centers in response to any changes in economic or other conditions is limited.  If we want to sell a factory outlet center, there can be no assurance that we will be able to dispose of it in the desired time period or that the sales price will exceed the cost of our investment.

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

We are subject to the risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest.  Further, there is the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses.

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

Item 1B.                    Unresolved Staff Comments

There are no unresolved staff comments from the Securities Exchange Commission.

Item 2.                       Properties

As of February 1, 2008, our wholly owned portfolio consisted of 29 outlet centers totaling 8.4 million square feet located in 21 states. We own a 50% interest in each of two outlet centers totaling 667,000 square feet through unconsolidated joint ventures.  Our centers range in size from 24,619 to 729,315 square feet.  The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant.  Our Rehoboth Beach, Delaware center is the only property that represented more than 10% of our consolidated total assets as of December 31, 2007. See “Business and Properties - Significant Property”.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable.  Of the 29 outlet centers in our wholly owned portfolio, we own the land underlying 26 and have ground leases on three. The land on which the Sevierville center is located is subject to long-term ground leases expiring in 2046.  The land parcel on which the original Riverhead center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each.  Terms on the Riverhead center ground lease are renewed automatically unless we give notice otherwise.  The land parcel on which the Riverhead center expansion is located, containing approximately 43 acres, is owned by us.  The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

The initial term of our typical tenant lease averages approximately five years.  Generally, leases provide for the payment of fixed monthly rent in advance.  There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume.  Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable center.  As a result, the majority of our operating expenses for the centers are borne by the tenants.

The following table summarizes certain information with respect to our wholly owned outlet centers as of February 1, 2008.

State	Number of Centers	GLA (sq. ft.)	% of GLA
South Carolina	3	1,171,826	14
Georgia	3	826,643	10
New York	1	729,315	9
Texas	2	620,310	7
Delaware	1	568,926	7
Alabama	1	557,144	7
Michigan	2	436,751	5
Tennessee	1	419,038	5
Missouri	1	302,992	4
Utah	1	300,891	4
Connecticut	1	291,051	4
Louisiana	1	282,318	3
Iowa	1	277,230	3
Oregon	1	270,280	3
Illinois	1	256,514	3
Pennsylvania	1	255,152	3
New Hampshire	1	245,563	3
Florida	1	198,950	2
North Carolina	2	186,413	2
California	1	127,800	1
Maine	2	84,313	1
Total	29	8,409,420	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2008.  Except as noted, all properties are fee owned.

Location	GLA (sq. ft.)	% Occupied
Wholly Owned Properties
Riverhead, New York (1)	729,315	97
Rehoboth, Delaware (1)	568,926	98
Foley, Alabama	557,144	97
San Marcos, Texas	442,510	99
Myrtle Beach Hwy 501, South Carolina	426,417	93
Sevierville, Tennessee (1)	419,038	98
Hilton Head, South Carolina	393,094	88
Charleston, South Carolina	352,315	92
Commerce II, Georgia	347,025	98
Howell, Michigan	324,631	95
Branson, Missouri	302,992	92
Park City, Utah	300,891	98
Locust Grove, Georgia	293,868	97
Westbrook, Connecticut	291,051	99
Gonzales, Louisiana	282,318	95
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,280	100
Tuscola, Illinois	256,514	80
Lancaster, Pennsylvania	255,152	96
Tilton, New Hampshire	245,563	100
Fort Meyers, Florida	198,950	92
Commerce I, Georgia	185,750	82
Terrell, Texas	177,800	100
Barstow, California	127,800	98
West Branch, Michigan	112,120	100
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	94
	8,409,420	96
Unconsolidated Joint Ventures
Myrtle Beach Hwy17, South Carolina (1) (50% owned)	402,013	97
Wisconsin Dells, Wisconsin (50% owned)	264,929	100

(1)	These properties or a portion thereof are subject to a ground lease.

The following table summarizes certain information related to GLA as of February 1, 2008 and debt as of December 31, 2007 with respect to our wholly owned outlet centers which serve as collateral for an existing mortgage loan.

Lender/Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of December 31, 2007	Coupon Interest Rate	Maturity Date
Capmark
Rehoboth Beach, DE	568,926
Foley, AL	557,144
Myrtle Beach Hwy 501, SC	426,417
Hilton Head, SC	393,094
Park City, UT	300,891
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	245,563
		$ 172,678	6.590% (1)	7/10/2008 (2)
Debt premium		1,046
Totals	3,309,880	$ 173,724
(1) Because the Capmark mortgage debt was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.
(2) On July 10, 2008, we can decide to repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.

Lease Expirations

The following table sets forth, as of February 1, 2008, scheduled lease expirations for our wholly owned outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. GLA (sq. ft(1))	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2008	168	590,000	$ 16.07	$ 9,482,000	7
2009	305	1,346,000	15.39	20,714,000	16
2010	310	1,301,000	18.40	23,941,000	18
2011	322	1,462,000	15.30	22,371,000	17
2012	272	1,303,000	17.24	22,465,000	17
2013	157	810,000	16.99	13,764,000	11
2014	28	157,000	17.03	2,674,000	2
2015	32	144,000	17.88	2,574,000	2
2016	35	137,000	19.76	2,707,000	2
2017	59	258,000	18.16	4,684,000	4
2018 & thereafter	35	202,000	22.16	4,477,000	4
	1,723	7,710,000	$16.84	$129,853,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 699,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2008 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our wholly owned outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	GLA (sq. ft.)	% of Total Center GLA	GLA (sq. ft.)	% of Expiring GLA
2007	1,572,000	19	1,246,000	79
2006	1,760,000	21	1,466,000	83
2005	1,812,000	22	1,525,000	84
2004	1,790,000	20	1,571,000	88
2003	1,070,000	12	854,000	80

The following tables set forth the weighted average base rental rate increases per square foot on both a cash and straight-line basis for our wholly owned outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

 Cash Basis (excludes periodic, contractual fixed rent increases)

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	GLA (sq. ft.)	Expiring	New	% Increase	GLA (sq. ft.)	Expiring	New	% Increase
2007	1,246,000	$ 16.11	$ 17.85	11	610,000	$ 17.07	$ 22.26	30
2006	1,466,000	$ 15.91	$ 17.22	8	465,000	$ 16.43	$ 19.16	17
2005	1,525,000	$ 15.44	$ 16.37	6	419,000	$ 16.56	$ 17.74	7
2004	1,571,000	$ 13.63	$ 14.40	6	427,000	$ 16.43	$ 17.27	5
2003	854,000	$ 13.29	$ 13.32	--	272,000	$ 16.47	$ 17.13	4

Straight-line Basis (includes periodic, contractual fixed rent increases) (2)

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	GLA (sq. ft.)	Expiring	New	% Increase	GLA (sq. ft.)	Expiring	New	% Increase
2007	1,246,000	$ 15.94	$ 18.15	14	610,000	$ 16.75	$ 23.41	40
2006	1,466,000	$ 15.65	$ 17.43	11	465,000	$ 16.19	$ 19.90	23

(1)
The square footage released to new tenants for 2007, 2006, 2005, 2004 and 2003 contains 164,000, 129,000, 112,000, 94,000 and 49,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

(2)	Information not available prior to 2006.

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

Year	Occupancy Costs as a % of Tenant Sales
2007	7.7
2006	7.4
2005	7.5
2004	7.3
2003	7.4

Tenants
The following table sets forth certain information for our wholly owned centers with respect to our ten largest tenants and their store concepts as of February 1, 2008.
Tenant	Number of Stores	GLA (sq. ft.)	% of Total GLA
The Gap, Inc.:
Old Navy	20	301,344	3.6
GAP	23	216,261	2.6
Banana Republic	15	124,290	1.5
Gap Kids	5	29,799	0.3
	63	671,694	8.0
Phillips-Van Heusen Corporation:
Bass Shoe	28	180,618	2.1
Van Heusen	26	110,847	1.3
Calvin Klein, Inc.	11	56,561	0.7
Geoffrey Beene Co. Store	13	48,185	0.6
Izod	15	40,052	0.5
	93	436,263	5.2
Liz Claiborne:
Liz Claiborne	23	241,525	2.9
Liz Claiborne Women	5	15,084	0.2
Ellen Tracy	3	12,474	0.1
DKNY Jeans	2	5,820	0.1
Claiborne Mens	1	3,100	0.1
Kate Spade	1	2,500	*
Juicy Couture	1	2,475	*
Dana Buchman	1	2,000	*
	37	284,978	3.4
VF Factory Outlet:
VF Factory Outlet, Inc.	7	172,541	2.1
Nautica Factory Stores	19	89,904	1.1
Nautica Kids	2	5,841	*
Vans	2	5,000	*
	30	273,286	3.2
Nike:
Nike	19	264,185	3.1
Cole-Haan	2	6,223	0.1
	21	270,408	3.2
Adidas:
Reebok	21	198,058	2.3
Adidas	7	55,572	0.7
Rockport	3	9,046	0.1
	31	262,676	3.1
Dress Barn, Inc.:
Dress Barn	24	190,155	2.3
Maurice’s	8	31,157	0.4
Dress Barn Petite	2	9,570	0.1
Dress Barn Woman	2	7,470	0.1
	36	238,352	2.9
Carter’s:
OshKosh B”Gosh	23	117,988	1.4
Carter’s	20	94,233	1.1
	43	212,221	2.5
Polo Ralph Lauren:
Polo Ralph Lauren	20	180,728	2.2
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*
	22	188,728	2.3
Jones Retail Corporation:
Jones Retail Corporation	15	52,377	0.6
Nine West	20	51,827	0.6
Easy Spirit	15	41,336	0.5
Kasper	10	24,934	0.3
Anne Klein	6	14,655	0.2
	66	185,129	2.2

Total of all tenants listed in table	442	3,023,735	36.0

* Less than 0.1%.

Significant Property

The Rehoboth Beach, Delaware outlet center is the only property that comprises more than 10% of our consolidated gross revenues or consolidated total assets.  The Rehoboth Beach center, acquired in December 2003, represented 11% of our consolidated total assets as of December 31, 2007.  The Rehoboth Beach center is 568,926 square feet.

Tenants at the Rehoboth Beach outlet center principally conduct retail sales operations.  The following table shows occupancy and certain base rental information related to this property as of December 31, 2007, 2006 and 2005:

Center Occupancy	2007	2006	2005
Rehoboth Beach, DE	99%	99%	99%

Average base rental rates per weighted average GLA	2007	2006	2005
Rehoboth Beach, DE	$ 21.71	$ 22.02	$ 20.04

Depreciation on the Rehoboth Beach outlet center is computed on the straight-line basis over the estimated useful lives of the assets.  We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment.  Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.  At December 31, 2007, the net federal tax basis of this center was approximately $114.3 million.  Real estate taxes assessed on this center during 2007 amounted to $225,000.  Real estate taxes for 2008 are estimated to be approximately $230,000.

The following table sets forth, as of February 1, 2008, scheduled lease expirations at the Rehoboth Beach outlet center assuming that none of the tenants exercise renewal options:
Year	No. of Leases Expiring (1)	GLA (sq. ft.) (1)	Annualized Base Rent per sq. ft.	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2008	11	38,000	$ 23.03	$ 875,000	8
2009	13	50,000	21.12	1,056,000	10
2010	41	180,000	20.38	3,669,000	33
2011	21	77,000	23.43	1,804,000	16
2012	12	49,000	17.51	858,000	8
2013	12	81,000	17.48	1,416,000	13
2014	4	16,000	24.06	385,000	3
2015	3	15,000	20.67	310,000	3
2016	2	11,000	21.91	241,000	2
2017	1	12,000	20.75	249,000	2
2018 and thereafter	2	9,000	20.78	187,000	2
Total	122	538,000	$ 20.54	$ 11,050,000	100

(1)  Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 31,000 square feet.

(2)  Annualized base rent is defined as the minimum monthly payments due as of February 1, 2008, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated.  In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The Operating Partnership does not have any officers.  The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:

NAME	AGE	POSITION
Stanley K. Tanger	84	Founder, Chairman of the Board of Directors and Chief Executive Officer
Steven B Tanger	59	Director, President and Chief Operating Officer
Frank C. Marchisello, Jr.	49	Executive Vice President – Chief Financial Officer and Secretary
Joseph N. Nehmen	59	Senior Vice President – Operations
Carrie A. Warren	45	Senior Vice President – Marketing
Kevin M. Dillon	49	Senior Vice President – Construction and Development
Lisa J. Morrison	48	Senior Vice President – Leasing
James F. Williams	43	Senior Vice President – Controller
Virginia R. Summerell	49	Vice President – Treasurer and Assistant Secretary

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

     Frank C. Marchisello, Jr.  Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003 and was additionally named Secretary in May 2005.  Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994.  Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients.  Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

     Carrie A. Warren.  Ms. Warren was named Senior Vice President - Marketing in May 2000.  Previously, she held the position of Vice President – Marketing since September 1996 and Assistant Vice President - Marketing since joining the Company in December 1995.  Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region.  Prior to joining Prime Retail, L.P., Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years.  Ms. Warren is a graduate of East Carolina University.

     Kevin M. Dillon.  Mr. Dillon was named Senior Vice President – Construction and Development in August 2004.  Previously, he held the positions of Vice President – Construction and Development from May 2002 to August 2004, Vice President – Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996.  Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager.  Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

     Lisa J. Morrison.  Ms. Morrison was named Senior Vice President – Leasing in August 2004.  Previously, she held the positions of Vice President – Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000.  Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent.  Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new development.  She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties.

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

Market Information

There is no established public trading market for our common or preferred units.  As of December 31, 2007, the Company’s wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 15,664,621 common units and Tanger Family Limited Partnership owned 3,033,305 common units as a limited partner.  We made distributions per partnership common unit during 2007 and 2006 as follows:

	2007	2006
First Quarter	$ .680	$ .645
Second Quarter	.720	.680
Third Quarter	.720	.680
Fourth Quarter	.720	.680
	$ 2.840	$ 2.685

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 1998, the Company’s Board of Directors authorized the repurchase of up to $6 million of the Company’s common shares. The timing and amount of the repurchases is at the discretion of management.  The Company has not made any repurchases since 1999 and the amount authorized for future repurchases remaining at December 31, 2007 totaled $4.8 million.  Any amounts required to repurchase the Company’s common shares will be funded by us by redeeming one unit for every two common shares repurchased.

Item 6.  Selected Financial Data

	2007 2006 2005 2004 2003
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$228,765	$210,962	$197,949	$189,651	$112,748
Operating income	71,565	68,942	73,769	68,961	39,602
Income from continuing operations	32,972	29,435	7,678	7,742	12,994
Net income	33,090	43,633	6,077	8,626	16,399
UNIT DATA
Basic:
Income from continuing operations	$1.48	$1.31	$.14	$.47	$.93
Net income available to common
unitholders	$1.49	$2.08	$.32	$.52	$1.19
Weighted average common units	18,444	18,333	17,223	16,555	13,085
Diluted:
Income from continuing operations	$1.45	$1.29	$.14	$.47	$.92
Net income available to common
unitholders	$1.46	$2.06	$.32	$.52	$1.17
Weighted average common units	18,868	18,574	17,341	16,650	13,300
Common distributions paid	$2.84	$2.69	$2.56	$2.49	$2.46
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,287,137	$1,216,847	$1,152,866	$1,077,393	$1,078,553
Total assets	1,059,978	1,040,635	1,000,363	936,105	986,815
Debt	706,345	678,579	663,607	488,007	540,319
Partners’ equity	282,937	313,700	299,581	196,754	206,600

OTHER DATA
Cash flows provided by (used in):
Operating activities	$98,609	$88,354	$83,912	$84,774	$46,593
Investing activities	$(84,803)	$(63,336)	$(336,563)	$2,607	$(327,068)
Financing activities	$(19,826)	$(19,531)	$251,488	$(93,156)	$289,271

Gross Leasable Area Open:
Wholly-owned	8,398	8,388	8,261	5,066	5,299
Partially-owned (consolidated)	---	---	---	3,271	3,273
Partially-owned (unconsolidated)	667	667	402	402	324
Managed	---	293	64	105	434

Number of outlet centers:
Wholly-owned	29	30	31	23	26
Partially-owned (consolidated)	---	---	---	9	9
Partially-owned (unconsolidated)	2	2	1	1	1
Managed	---	3	1	3	4

      In December 2003, COROC Holdings, LLC, or COROC, a joint venture in which we initially had a one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008.  We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%.  We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million Company common shares on December 10, 2003, generating approximately $88.0 million in net proceeds.  The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest in this joint venture.  The transaction was funded with a combination of Company common and preferred shares and our senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ‘believe’, ‘expect’, ‘intend’, ‘anticipate’, ‘estimate’, ‘project’, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2007, we had 29 wholly-owned centers in 21 states totaling 8.4 million square feet compared to 30 centers in 21 states totaling 8.4 million square feet as of December 31, 2006.  The changes in the number of centers and GLA are due to the following events:

	No. of Centers	GLA (000’s)	States
As of December 31, 2006	30	8,388	21
Center expansions:
Barstow, California	---	7	---
Branson, Missouri	---	25	---
Gonzales, Louisiana	---	39	---
Tilton, New Hampshire	---	18	---
Dispositions:
Boaz, Alabama	(1)	(80)	---
Other	---	1	---
As of December 31, 2007	29	8,398	21

Results of Operations

2007 Compared to 2006

Base rentals increased $8.7 million, or 6%, in the 2007 period compared to the 2006 period.  Our base rental income increased $5.5 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During 2007, we executed 460 leases totaling 1.9 million square feet at an average increase of 18%.  This compares to our execution of 479 leases totaling 1.9 million square feet at an average increase of 10% during 2006.  Base rentals also increased approximately $3.7 million related to a full year of operations for our outlet center in Charleston, South Carolina, which opened in August 2006.  However, decreases were recognized in the net amortization of above or below market leases totaling $317,000.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  For the 2007 period, we recorded $1.2 million to rental income for the net amortization of market lease values compared with $1.5 million for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At December 31, 2007, the net liability representing the amount of unrecognized below market lease values totaled $916,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.6 million or 22%.  The increase is due partially to the addition of high volume tenants during the last twelve months that have exceeded their breakpoints.  Reported same-space sales per square foot for the twelve months ended December 31, 2007 were $342 per square foot, a 1.2% increase over the prior year ended December 31, 2006.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.  Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuate consistently with the related reimbursable property operating expenses to which they relate.  Expense reimbursements increased $7.6 million, or 13%, in the 2007 period versus the 2006 period.  During 2006, we incurred a $1.5 million charge when we wrote off due diligence costs related to an abandoned potential acquisition.  These costs were included in other property operating expenses.  The acquisition due diligence costs were incurred in connection with structuring, performing due diligence and submitting a proposal to acquire a significant portfolio from a public REIT that was exploring its strategic alternatives.  The bid was requested, but ultimately not accepted, by the public REIT.  Excluding these abandoned acquisition costs, expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 87% respectively, in the 2007 and 2006 periods.  The reimbursement percentage increase is due to decreases during 2007 in miscellaneous non-reimbursable expenses such as state franchise and excise taxes.

Property operating expenses increased by $7.6 million, or 11%, in the 2007 period as compared to the 2006 period, excluding the $1.5 million charge mentioned in the previous paragraph.  Of this increase, $2.2 million relates incrementally to our Charleston, South Carolina outlet center which opened in August 2006.  In addition, our common area maintenance costs increased as a result of higher snow removal costs and higher costs related to operating our mall offices at the outlet centers in our portfolio.  Further, our fiscal 2007 property insurance premiums increased significantly upon renewal and remained at that level for the fiscal 2008 renewal.  Also, several high performing centers experienced significant property tax increases upon revaluation.

General and administrative expenses increased $2.3 million, or 14%, in the 2007 period as compared to the 2006 period.  The increase is primarily due to compensation expense related to restricted shares issued during the 2007 period as well as an increase in bonus compensation for senior executives in the 2007 period. As a percentage of total revenues, general and administrative expenses were 8% in both the 2007 and 2006 periods.

Depreciation and amortization increased from $57.0 million in the 2006 period to $63.8 million in the 2007 period.
A full year of depreciation and amortization related to the assets at our outlet center in Charleston, South Carolina which opened in August 2006 accounted for $2.0 million of the increase.  Also, during the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet was relocated within the property by September 2007.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life was accounted for as a change in accounting estimate. Approximately 28,000 relocated square feet had opened as of December 31, 2007 with the remaining 14,000 square feet expected to open in the next two quarters.  Accelerated depreciation recognized related to the reconfiguration was $6.0 million for the year ended December 31, 2007. These increases were offset by a decrease in lease cost amortization of approximately $2.0 million, primarily related to the amortization of the intangibles from the COROC acquisitions in 2003 and 2005.

Equity in earnings of unconsolidated joint ventures increased $205,000, or 16%, in the 2007 period as compared to the 2006 period.  During August 2006, we opened a 264,900 square foot center in Wisconsin Dells, Wisconsin, which is owned by Tanger Wisconsin Dells, in which we have a 50% ownership interest and account for as an unconsolidated joint venture under the equity method.  This center was open for all of 2007 which resulted in the increase in our equity in earnings of unconsolidated joint ventures.

Discontinued operations includes the results of operations and gains on sale of real estate of our Boaz, Alabama;  Pigeon Forge, Tennessee and North Branch, Minnesota centers, which were sold in 2007 and 2006, respectively.  The following table summarizes the results of operations and gains on sale of real estate for the 2007 and 2006 periods:

Summary of discontinued operations	2007	2006
Operating income from discontinued operations	$ 112	$ 365
Gain on sale of real estate	6	13,833
Discontinued operations	$ 118	$ 14,198

2006 Compared to 2005

Base rentals increased $7.5 million, or 6%, in the 2006 period compared to the 2005 period.  Our overall occupancy rates for our stabilized outlet centers were comparable from year to year at 97.5% and 97.0%.  Our base rental income increased $4.5 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During 2006, we executed 479 leases totaling 1.9 million square feet at an average increase of 10%.  This compares to our execution of 460 leases totaling 1.9 million square feet at an average increase of 6% during 2005.  Base rentals also increased approximately $2.1 million due to the August 2006 opening of our new center in Charleston, South Carolina.  Additionally, increases were recognized in the net amortization of above or below market leases totaling $723,000.

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

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $840,000 or 13%.  Reported same-space sales per square foot for the twelve months ended December 31, 2006 were $338 per square foot, a 4.8% increase over the prior year ended December 31, 2005.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.  Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuate consistently with the related reimbursable property operating expenses to which they relate.  Expense reimbursements increased $3.1 million, or 6%, in the 2006 period versus the 2005 period.  During 2006, we incurred a $1.5 million charge when we wrote off due diligence costs related to an abandoned potential acquisition.  These costs were included in other property operating expenses.  The acquisition due diligence costs were incurred in connection with structuring, performing due diligence and submitting a proposal to acquire a significant portfolio from a public REIT that was exploring its strategic alternatives.  The bid was requested, but ultimately not accepted, by the public REIT.  Excluding these abandoned acquisition costs, expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 89% respectively, in the 2006 and 2005 periods.  The reimbursement percentage decrease is due to increases during 2006 in miscellaneous non-reimbursable expenses such as state franchise and excise taxes.

Other income increased $1.6 million, or 28%, in 2006 compared to 2005 primarily due to the recognition of leasing, marketing and development fee income from our Tanger Wisconsin Dells joint venture, fees from third party management services, gains on sales of outparcels of land and increases in miscellaneous vending income.

Property operating expenses increased by $4.4 million, or 7%, in the 2006 period as compared to the 2005 period, excluding the $1.5 million charge mentioned in the previous paragraph.  Of this increase, $1.8 million relates incrementally to our Charleston, South Carolina outlet center which opened in August 2006.  Excluding these costs associated with the Charleston, South Carolina outlet center and the abandoned acquisition costs, operating expenses increased 4.3%.  This increase was due to higher property insurance costs upon renewal of our annual policies during the year and non-reimbursable expenses such as state franchise and excise taxes.

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

Depreciation and amortization increased from $48.0 million in the 2005 period to $57.0 million in the 2006 period. This was due a full year of depreciation of the assets acquired in December 2005 in the final COROC joint venture acquisition and the accelerated depreciation and amortization of certain assets in the initial acquisition of the COROC properties in December 2003 accounted for under FAS 141 for tenants that terminated their leases during the 2006 period.

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

Summary of interest expense	2006	2005
Interest expense from borrowings, net of capitalization	$ 38,463	$ 31,816
Prepayment penalty and deferred loan cost
write off related to early extinguishment of debt	917	9,866
Loan cost amortization, net of capitalization	1,395	1,245
Total interest expense	$ 40,775	$ 42,927

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

Discontinued operations includes the results of operations of our Boaz, Alabama center which was sold in 2007 and the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers, both of which were sold in the first quarter of 2006.  The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations	2006	2005
Operating income from discontinued operations	$ 365	$ 3,089
Gain on sale of real estate	13,833	---
Discontinued operations	$ 14,198	$ 3,089

During the first quarter of 2005, we sold our outlet center at our Seymour, Indiana property.  Due to significant continuing involvement, the sale did not qualify as discontinued operations under the provisions of FAS 144.  We recorded a loss on sale of real estate of $4.7 million, as a result of the sale. Net proceeds received for the center were approximately $2.0 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $98.6 million, $88.4 million and $83.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase in cash provided by operating activities from 2006 to 2007 is due primarily to higher operating cash flow from the addition of the Charleston, South Carolina center in August 2006 and higher renewal and re-tenant base rental rates throughout our portfolio.  The increase in cash provided from operating activities from 2005 to 2006 is primarily due to the incremental income from the COROC acquisition in November 2005.

Net cash used in investing activities amounted to $84.8 million, $63.3 million and $336.6 million during 2007, 2006 and 2005, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year.  Both 2007 and 2006 included significant construction activities for new projects with the Charleston, SC outlet center constructed in 2006 and the Pittsburgh, Pennsylvania outlet center construction on-going in 2007 and several other outlet center expansions during the year.  Cash used in 2006 was reduced by proceeds from the sale of our Pigeon Forge, Tennessee and North Branch, Minnesota outlet centers during the first quarter of 2006.  In November 2005 we completed the acquisition of the final two-thirds interest of the COROC joint venture.  We originally purchased a one-third interest in December 2003.

Net cash (used in) provided by financing activities amounted to $(19.8) million, $(19.5) million and $251.5 million in 2007, 2006 and 2005, respectively.  These periods reflect increases in cash distributions and units outstanding during 2007, 2006 and 2005.  Tax incentive proceeds received related to our Pittsburgh, PA project for the year ended December 31, 2007 of $7.1 million further reduced our 2007 cash outflows from financing activities.  The 2006 period included net proceeds of $19.4 million from the Company’s sale of 800,000 preferred shares, a significant portion of which was used to repay amounts outstanding on our unsecured lines of credit.  During 2005, together with the Company, we raised approximately $381.3 million in the public debt and equity markets in order to fund the acquisition described in Item 6, Selected Financial Data, and to repay the John Hancock Life Insurance mortgages.

Current Developments and Dispositions

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers.  In the section below, we describe the new developments that are either currently planned, underway or recently completed.  However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations.  In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties.  We may also enter into letters of intent for the purchase or sale of properties.  Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations.

WHOLLY OWNED CURRENT DEVELOPMENTS

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  In response to strong tenant demand for space, we increased the size of the initial phase of the Pittsburgh center from 308,000 square feet to 370,000 square feet, with signed leases for approximately 63% of the first phase and an additional 20% under negotiation or out for signature.  We currently expect delivery of the initial phase in the second quarter of 2008, with stores opening by the end of the third quarter of 2008.  Upon completion of the project, the outlet center will total approximately 418,000 square feet.  The Pittsburgh project is wholly owned by us. Tax incentive financing bonds have been issued related to the Pittsburgh project, and we expect to receive net proceeds of approximately $16.8 million as we incur qualifying expenditures during construction of the center.  As of December 31, 2007 we have received funding for qualified expenditures submitted totaling $7.6 million.

Potential Future Developments

We currently have an option for a new development site located in Mebane, North Carolina on the highly traveled Interstate 40/85 corridor, which sees over 83,000 cars daily.  The site is located halfway between the Research Triangle Park area of Raleigh, Durham, and Chapel Hill, and the Triad area of Greensboro, High Point and Winston-Salem.  The center is currently expected to be approximately 300,000 square feet.  During the option period we will be analyzing the viability of the site and determining whether to proceed with the development of a center at this location.

We have also started the initial pre-development and leasing for a site we have under control in Port St. Lucie, Florida at Exit 118 on Interstate I-95.  Approximately 64,000 cars utilize this exit each day.  Port St. Lucie is one of Florida’s fastest growing cities and is located less than 40 miles north of Palm Beach, Florida and one exit south of the New York Mets’ spring training facility.  This center is expected to be approximately 350,000 square feet and initial reaction to the site from our magnet tenants has been very positive.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that any of these sites will ultimately be developed.  During the third quarter of 2007 we put on hold our plans to develop a center in Burlington, New Jersey due to numerous development and site access issues.

Expansions at Existing Centers

During 2007, we completed expansions in three of our outlet centers.

	Expansion	New Total
Center	GLA	Center GLA
Gonzales, Louisiana	39,000	282,000
Branson, Missouri	25,000	303,000
Tilton, New Hampshire	18,000	246,000
Total expansions	82,000

A fourth expansion project, in Barstow, California, is near completion.  Some stores opened during the fourth quarter of 2007 and the remaining stores will open during the first two quarters of 2008.  The total expansion in Barstow of 62,000 square feet will bring the center’s total GLA to 171,300 square feet.

WHOLLY OWNED DISPOSITIONS

In October 2007, we completed the sale of our property in Boaz, Alabama.  Net proceeds received from the sale of the property were approximately $2.0 million.  We recorded a gain on sale of real estate of approximately $6,000.

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, Tennessee and North Branch, Minnesota.  Net proceeds received from the sales of the centers were approximately $20.2 million.  We recorded gains on sales of real estate of $13.8 million associated with these sales during the first quarter of 2006.

CONSOLIDATED JOINT VENTURES

COROC Holdings, LLC

On December 19, 2003, COROC, a joint venture in which we had an initial one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2028.  We can repay the loan in full without penalty on July 10, 2008, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%.  Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt.  We funded the majority of our share of the equity required for the transaction through the issuance by the Company of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds.  The results of the Charter Oak portfolio have been included in the consolidated financial statements from December 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest from our joint venture partner.  We recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition.  The all cash transaction was funded with a combination of the issuance by the Company of common and preferred shares and our unsecured senior notes.  The transaction completed the Charter Oak acquisition and solidified our position in the outlet industry.

UNCONSOLIDATED JOINT VENTURES

The following table details certain information as of December 31, 2007 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,013	$0.9	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$6.0	$25.3

Deer Park	Deer Park, Long Island NY	Under construction	33%	800,000 estimated	$3.8	$87.3

We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise.  This results in a higher return for the joint venture on its investment and in a higher return on our investment in the joint venture.  We have joint and several guarantees for a portion of the debt outstanding for Wisconsin Dells and Deer Park as of December 31, 2007.

As is typical in real estate joint ventures, each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to incur a significant cash outflow in order to maintain ownership of these outlet centers.

Myrtle Beach Hwy 17

The Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest, has owned a Tanger Outlet Center located on Highway 17 in Myrtle Beach, South Carolina since June 2002.  The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants.

During March 2005, Myrtle Beach Hwy 17 entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years.  Under this agreement, the joint venture receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%.  This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate of 5.99% for the contract period.

In April 2005, the joint venture obtained non-recourse, permanent financing to replace the construction loan debt that was utilized to build the outlet center.  The new mortgage amount is $35.8 million with a rate of LIBOR + 1.40%.  The note is for a term of five years with payments of interest only. In April 2010, the joint venture has the option to extend the maturity date of the loan two more years until 2012.  All debt incurred by this unconsolidated joint venture is collateralized by its property.

Wisconsin Dells

In March 2005, we established the Tanger Wisconsin Dells joint venture to construct and own a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.3 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of December 31, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a Tanger Outlet center in Deer Park, New York.   Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Disney, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to open the first phase of the center by the end of the third quarter of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of December 31, 2007 of $87.3 million, is originally scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $22.3 million as of December 31, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009. These swaps will effectively change the rate of interest on up to $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  See Note 8, Derivatives, for further discussion relating to these interest rate swap agreements.
Our guarantee of the construction loan debt is accounted for under the provisions of FIN 45.  As construction draws are funded, we record the fair value of our guarantee of the Deer Park joint venture's debt as an increase to our investment in Deer Park and an increase to a corresponding guarantee liability. We have elected to account for the release from the obligation under the guarantee by the straight-line method over the life of the guarantee. The current value of the guarantee liability as of December 31, 2007 was approximately $879,000.

The original purchase of the property was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29.0 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement. Through May 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through May 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets.

At the end of the lease in May 2005, the tenant vacated the building. However, the tenant did not satisfy all of the conditions necessary to terminate the lease until May 2006.  Deer Park is currently in litigation to recover from the tenant its monthly lease payments from June 2005 through May 2006, approximately $3.4 million, and will continue to do so until recovered.  Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of May 2006.

Financing Arrangements

In February 2006, the Company completed the sale of an additional 800,000 Class C Preferred Shares with net proceeds of approximately $19.4 million.  The proceeds, which were contributed to us in exchange for preferred units, were used to repay amounts outstanding on our unsecured lines of credit.  The Company pays annual dividends equal to $1.875 per share with distributions from us.  After the offering, the total amount of Company Class C Preferred Shares (and Operating Partnership preferred units) outstanding was 3,000,000.  All proceeds from common and preferred share issuances by the Company are contributed to the Operating Partnership in exchange for common and preferred units.

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026.  The notes bear interest at a fixed coupon rate of 3.75%.  The notes are exchangeable into the Company’s common shares, at the option of the holder, at a current exchange ratio, subject to adjustment if we change our dividend rate in the future, of 27.6991 shares per $1,000 principal amount of notes (or a current exchange price of $36.1023 per common share).  The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis.  On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess.  Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events.  In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date.

At December 31, 2007, approximately 75% of our outstanding long-term debt represented unsecured borrowings and approximately 57% of the gross book value of our real estate portfolio was unencumbered.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests.  At the Company’s 2007 Annual Shareholders’ Meeting, shareholders approved an increase in the Company’s authorized common shares from 50.0 million to 150.0 million and added four additional classes of Company preferred shares with an authorized number of four million shares each.  During the third quarter of 2006, we, together with the Company, updated our joint shelf registration where we will be able to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

During the fourth quarter of 2007, we extended the maturity dates on five of our six unsecured lines of credit from 2009 to June 2011.  During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100 million, 9.125% unsecured senior notes matured.  We repaid these notes in the short term with amounts available under our unsecured lines of credit.  On July 10, 2008, our only remaining mortgage loan with a principal balance of $172.7 million and bearing interest at a coupon rate of 6.59% will become payable at our option.  Because the mortgage was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On the optional payment date, we can decide to repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.  We are currently analyzing our various options with respect to refinancing this mortgage.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2008.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status as a REIT for both the short and long term.  Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually.  Amounts accumulated for such payments will be used in the interim to reduce any outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2007 (in thousands):

Contractual
Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)	$ 272,678	$ ---	$ ---	$ 33,880	$ ---	$ 399,500	$ 706,058
Operating leases	4,200	4,040	3,695	3,521	3,041	79,258	97,755
Preferred unit
distributions (2)	5,625	5,625	80,625	---	---	---	91,875
Interest payments (3)	34,134	22,877	22,877	21,929	20,981	124,613	247,411
	$ 316,637	$ 32,542	$ 107,197	$59,330	$ 24,022	$ 603,371	$ 1,143,099
(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2007.
(2)
Preferred unit distributions reflect distributions on our preferred units on which we pay an annual distribution of $1.875 per unit on 3,000,000 outstanding preferred units as of December 31, 2007.  The preferred units are redeemable from the Company to the extent that the Company redeems its Class C Preferred Shares for $25.00 per share after the respective optional redemption date. The future obligations include future distributions on preferred shares/units through the optional redemption date and the redemption amount is included on the optional redemption date.

(3)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements.  Al l of our variable rate agreements are based on the 30 day LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt, the 30 day LIBOR rate as of December 31, 2007 was used.

In addition to the contractual payment obligations shown in the table above, we also have a property under development and several in the process of being expanded or renovated.  To complete these projects we expect to spend approximately $139.7 million in 2008 and $91.0 million in 2009.  The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of a particular project.

Also, we currently have a total of $200.0 million of US Treasury rate lock contracts that expire in July 2008.  As of December 31, 2007, the amount of funds we would have to pay to settle these contracts was $8.8 million.  Given the current interest rate environment, this amount could change significantly by July 2008 in either a positive or negative manner.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006, which currently has a balance of $25.3 million.  We are also party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $87.3 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 mortgage secured by the center is $17.9 million.  There is no guarantee provided for the Myrtle Beach Hwy 17 mortgage by us.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures.  During 2007, 2006 and 2005, we recognized the following fees (in thousands):

	Year Ended December 31,

	2007	2006	2005
Fee:
Management	$ 534	$ 410	$ 327
Leasing	26	188	6
Marketing	108	86	66
Development	---	304	---
Total Fees	$ 668	$ 988	$ 399

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.  The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which aggregated $8.6 million, $8.1 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any.  We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 33.3 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

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

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.  If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets.  We believe that no impairment existed at December 31, 2007.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease.  Substantially all leases contain provisions which provide additional rents based on each tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met.  Expense reimbursements are recognized in the period the applicable expenses are incurred.  Payments received from the early termination of leases are recognized as revenue from the time payment is receivable until the tenant vacates the space.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The FASB has deferred the effective date by one year the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements; however we believe it will likely be required to provide additional disclosures as a part of future financial statements, beginning with the Form 10-Q for the quarter ended March 31, 2008.

In February 2007, the FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar type of assets and liabilities.  We do not believe the adoption of FAS 159 on January 1, 2008 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.  We are currently evaluating the impact of adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2007, 2006 and 2005 as well as other data for those respective periods (in thousands):
	2007	2006	2005
Funds from Operations:
Net income	$33,090	$43,633	$6,077
Adjusted for:
Minority interest adjustment – consolidated joint
venture	---	---	(315)
Depreciation and amortization attributable to
discontinued operations	145	307	911
Depreciation and amortization uniquely significant
to real estate – consolidated	63,506	56,747	47,728
Depreciation and amortization uniquely significant
to real estate – unconsolidated joint ventures	2,611	1,825	1,493
(Gain) loss on sale of real estate	(6)	(13,833)	4,690
Funds from operations (1)	99,346	88,679	60,584
Preferred unit distributions	(5,625)	(5,433)	(538)
Funds from operations available to common unitholders	$93,721	$83,246	$60,046
Weighted average units outstanding (2)	18,868	18,574	17,341

(1) The years ended December 31, 2006 and 2005  include gains on sales of outparcels of land of $402 and $1,554, respectively.
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

During 2008, we have approximately 1,340,000 square feet, or 16%, of our wholly-owned portfolio coming up for renewal.  If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 79% of the 1,572,000 square feet that came up for renewal in 2007 with the existing tenants at a 14% increase in the average base rental rate compared to the expiring rate.  We also re-tenanted 610,000 square feet during 2007 at a 40% increase in the average base rental rate.

Existing tenants’ sales have remained stable and renewals by existing tenants have remained strong.  The existing tenants have already renewed approximately 697,000, or 52%, of the square feet scheduled to expire in 2008 as of February 1, 2008. In addition, we continue to attract and retain additional tenants.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our combined base and percentage rental revenues.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of both December 31, 2007 and 2006, occupancy at our wholly owned centers was 98%.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At December 31, 2007, we would have paid approximately $8.8 million if we terminated the agreements.  If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $24.4 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  We currently do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.  However, this policy may vary based on market conditions at the time of the forecast transactions.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement.  At December 31, 2007, the joint venture would have paid approximately $644,000 if the agreement was terminated.  If the 30 day LIBOR index decreased 1% and the joint venture were to terminate the agreement, it would have to pay $1.4 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability on the joint venture’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

Deer Park

During June 2007, the Deer Park joint venture entered into two interest rate swap agreements to hedge the cash flows from the floating rate construction loan obtained in May 2007 to construct the outlet center in Deer Park, New York.  The first interest rate swap had a notional amount of $49.0 million.  The second interest rate swap agreement is a forward starting agreement with escalating notional amounts that totaled $22.3 million as of December 31, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  Both agreements expire June 1, 2009.  These swaps will effectively change the rate of interest on $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.  At December 31, 2007, the Deer Park joint venture would have had to pay approximately $3.4 million if the agreements were terminated.  If the LIBOR index decreased 1% and the Deer Park joint venture were to terminate the agreements, it would have to pay $5.2 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreements prior to their maturity.  The fair value of these derivatives is currently recorded as a liability on the joint venture’s balance sheet; however, if held to maturity, the value of the swaps will be zero at that time.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2007.

Financial Instrument Type	Notional Amount	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$(3,659,000)
US Treasury Lock	$100,000,000	4.715%	July 2008	$(5,095,000)

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$(1,217,000)
LIBOR Interest Rate Swap (2)	$22,300,000	5.34%	June 2009	$(2,136,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$ 35,000,000	4.59%	March 2010	$ (644,000)
(1)	Amount represents the fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.
(2)
Derivative is a forward starting interest rate swap agreement with escalating notional amounts totaling $22.3 million as of December 31, 2007.  Outstanding amounts under the agreement will total $121.0 million by November 1, 2008.  Amount represents the fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3)	Amount represents the fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

The fair market value of long-term fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total long-term debt at December 31, 2007 and 2006 was $723.3 million and $723.5 million, respectively, and its recorded value was $706.3 million and $678.6 million, respectively. A 1% increase from prevailing interest rates at December 31, 2007 and 2006 would result in a decrease in fair value of total long-term debt by approximately $38.2 million and $46.0 million, respectively.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 8.                      Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                  Controls and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Stanley K. Tanger, and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello, Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2007 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer of the Operating Partnership’s general partner, or persons performing similar functions, and effected by the board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership’s management, with the participation of the chief executive officer and principal financial and accounting officer of the Operating Partnership’s general partner, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership’s internal control over financial reporting, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and trustees of the Operating Partnership’s general partner; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The management of the Operating Partnership’s general partner has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment and those criteria, the management of the Operating Partnership’s general partner has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

All information required to be disclosed in a report on form 8-K during the fourth quarter of 2007 was reported.

PART III

Certain information required by Part III is omitted from this Report in that the registrant’s majority owner, the Company, will file a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.  Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The Operating Partnership does not have any directors or officers.  The information concerning the Company’s directors required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

The information concerning the Company’s executive officers required by this Item is incorporated herein by reference to the section in Part I, Item 4, entitled “Executive Officers of the Company”.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

The information concerning the Company Code of Ethics required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

Item 11.                   Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference herein to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

The following table provides information as of December 31, 2007 with respect to compensation plans under which the Operating Partnership’s equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	184,078	$36.70	865,305
Equity compensation plans not approved by security holders	---	---	---
Total	184,078	$36.70	865,305

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 16, 2008.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           Documents filed as a part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets-December 31, 2007 and 2006	F-2
Consolidated Statements of Operations-
Years Ended December 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Partners’ Equity-
Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows-
Years Ended December 31, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6 to F-28

   2.           Financial Statement Schedule
Schedule III
Real Estate and Accumulated Depreciation	F-29 to F-30

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

4.1D
Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 5, 2005. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

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

10.15	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.16
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.17
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.18
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.19
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.20
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company’s common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 30, 2005.)

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

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stanley K. Tanger Stanley K. Tanger	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Steven B. Tanger Steven B. Tanger	Trustee and President	February 28, 2008

/s/ Frank C. Marchisello Jr. Frank C. Marchisello Jr.	Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Jack Africk Jack Africk	Trustee	February 28, 2008

/s/ William G. Benton William G. Benton	Trustee	February 28, 2008

Thomas E. Robinson	Trustee	February 28, 2008
/s/ Allan L. Schuman Allan L. Schuman	Trustee	February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control Over Financial Reporting included under Item 9A(b).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Greensboro, North Carolina
February 28, 2008

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2007	2006
ASSETS
Rental property
Land	$130,075	$130,137
Buildings, improvements and fixtures	1,104,459	1,068,070
Construction in progress	52,603	18,640
	1,287,137	1,216,847
Accumulated depreciation	(312,638)	(275,372)
Rental property, net	974,499	941,475
Cash and cash equivalents	2,393	8,413
Investments in unconsolidated joint ventures	10,695	14,451
Deferred charges, net	44,804	55,089
Other assets	27,587	21,207
Total assets	$1,059,978	$1,040,635

LIABILITIES AND PARTNERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $759 and $832, respectively)	$498,741	$498,668
Mortgages payable (including premium of $1,046 and $3,441, respectively)	173,724	179,911
Unsecured lines of credit	33,880	---
Total debt	706,345	678,579
Construction trade payables	23,813	23,504
Accounts payable and accrued expenses	46,883	24,852
Total liabilities	777,041	726,935

Commitments and contingencies

Partners’ equity
General partner	24	227
Limited partners	290,430	309,587
Accumulated other comprehensive income (loss)	(7,517)	3,886
Total partners’ equity	282,937	313,700
Total liabilities and partners’ equity	$1,059,978	$1,040,635

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,

	2007	2006	2005
REVENUES
Base rentals	$146,824	$138,101	$130,625
Percentage rentals	8,757	7,182	6,342
Expense reimbursements	65,978	58,397	55,286
Other income	7,206	7,282	5,696
Total revenues	228,765	210,962	197,949

EXPENSES
Property operating	74,383	68,302	62,366
General and administrative	19,007	16,706	13,838
Depreciation and amortization	63,810	57,012	47,976
Total expenses	157,200	142,020	124,180
Operating income	71,565	68,942	73,769
Interest expense (including prepayment premium and deferred loan cost write off of $917 and $9,866 in 2006 and 2005, respectively)	40,066	40,775	42,927
Income before equity in earnings of unconsolidated joint ventures, minority interest in consolidated joint venture, discontinued operations and loss on sale of real estate	31,499	28,167	30,842
Equity in earnings of unconsolidated joint ventures	1,473	1,268	879
Minority interest in consolidated joint venture	---	---	(24,043)
Income from continuing operations	32,972	29,435	7,678
Discontinued operations	118	14,198	3,089
Income before loss on sale of real estate	33,090	43,633	10,767
Loss on sale of real estate	---	---	(4,690)
Net income	33,090	43,633	6,077
Less applicable preferred unit distributions	(5,625)	(5,433)	(538)
Net income available to common unitholders	27,465	38,200	5,539
Income allocated to limited partners	27,242	37,887	5,490
Income allocated to general partner	$223	$313	$49

Basic earnings per common unit:
Income from continuing operations	$1.48	$1.31	$.14
Net income	1.49	2.08	.32

Diluted earnings per common unit:
Income from continuing operations	$1.45	$1.29	$.14
Net income	1.46	2.06	.32

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands, except unit and per unit data)
	General partner	Limited partners	Deferred compensation	Accumulated other comprehensive income (loss)	Total partners’ equity
Balance, December 31, 2004	$653	$200,076	$ (3,975)	$ -	$ 196,754
Comprehensive income:
Net income	49	6,028	-	-	6,077
Other comprehensive income	-	-	-	2,962	2,962
Total comprehensive income	49	6,028	-	2,962	9,039
Compensation under Incentive Award Plan	-	10	1,555	-	1,565
Issuance of 83,850 common units upon
exercise of options	-	2,196	-	-	2,196
Issuance of 2,200,000 preferred units in
exchange for proceeds from the
Company’s preferred share offering	-	53,016	-	-	53,016
Issuance of 1,500,000 common units in
exchange for proceeds from the
Company’s common share offering	-	81,098	-	-	81,098
Grant of options, net of forfeitures,
and 69,000 restricted unit awards	-	3,081	(3,081)	-	-
Distributions to partners ($2.56 per common unit)	(385)	(43,702)	-	-	(44,087)
Balance, December 31, 2005	317	301,803	(5,501)	2,962	299,581
Comprehensive income:
Net income	313	43,320	-	-	43,633
Other comprehensive income	-	-	-	924	924
Total comprehensive income	313	43,320	-	924	44,557
Reclassification of deferred compensation	-	(5,501)	5,501	-	-
Compensation under Incentive Award Plan	-	2,675	-	-	2,675
Issuance of 65,310 common units upon
exercise of options	-	2,381	-	-	2,381
Issuance of 800,000 preferred units in exchange
for the proceeds from the Company’s
preferred share offering	-	19,445	-	-	19,445
Grant of 81,000 restricted unit awards,
net of forfeitures	-	-	-	-	-
Preferred distributions ($1.8802 per preferred unit)	-	(5,262)	-	-	(5,262)
Distributions to partners ($2.685 per common unit)	(403)	(49,274)	-	-	(49,677)
Balance, December 31, 2006	227	309,587	-	3,886	313,700
Comprehensive income:
Net income	223	32,867	-	-	33,090
Other comprehensive (loss)	-	-	-	(11,403)	(11,403)
Total comprehensive income	223	32,867	-	(7,517)	21,687
Compensation under Incentive Award Plan	-	4,059	-	-	4,059
Issuance of 58,953 common units upon
exercise of options	-	2,085	-	-	2,085
Grant of 85,000 restricted unit awards, net of
forfeitures	-	-	-	-	-
Preferred distributions ($1.875 per preferred unit)	-	(5,625)	-	-	(5,625)
Distributions to partners ($2.84 per common unit)	(426)	(52,543)	-	-	(52,969)
Balance, December 31, 2007	$ 24	$ 290,430	$ -	$ (7,517)	$ 282,937

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$33,090	$43,633	$6,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinuedoperations)	63,954	57,319	48,888
Amortization of deferred financing costs	1,738	1,702	1,691
Equity in earnings of unconsolidated joint ventures	(1,473)	(1,268)	(879)
Distributions received from unconsolidated joint ventures	3,220	2,300	2,000
Consolidated joint venture minority interest	---	---	24,043
Compensation expense related to restricted shares andoptions granted	4,059	2,675	1,565
Amortization of debt premiums and discounts, net	(2,584)	(2,507)	(2,719)
(Gain) loss on sale of real estate	(6)	(13,833)	4,690
Gain on sale of outparcels of land	---	(402)	(1,554)
Net accretion of market rent rate adjustment	(1,147)	(1,464)	(741)
Straight-line base rent adjustment	(2,868)	(2,219)	(1,750)
Increases (decreases) due to changes in:
Other assets	(4,780)	222	(4,045)
Accounts payable and accrued expenses	5,406	2,196	6,646
Net cash provided by operating activities	98,609	88,354	83,912
INVESTING ACTIVITIES:
Acquisition of interest in COROC joint venture	---	---	(285,974)
Additions of rental properties	(85,030)	(79,434)	(44,092)
Additions to investments in unconsolidated joint ventures	---	(2,020)	(7,090)
Return of equity from unconsolidated joint ventures	1,281	---	---
Additions to deferred lease costs	(3,086)	(3,260)	(3,218)
Net proceeds from sales of real estate	2,032	21,378	3,811
Net cash used in investing activities	(84,803)	(63,336)	(336,563)
FINANCING ACTIVITIES:
Cash distributions paid	(58,594)	(54,939)	(44,087)
Distributions to consolidated joint venture minority interest	---	---	(21,386)
Contributions from sole general partner	---	19,445	134,114
Contributions from minority interest partner in consolidatedjoint venture	---	---	800
Proceeds from borrowings and issuance of debt	152,000	279,175	518,027
Repayments of debt	(121,911)	(261,942)	(338,865)
Additions to deferred financing costs	(534)	(4,157)	(2,534)
Proceeds from tax incentive financing	7,128	505	---
Proceeds from settlement of US Treasury rate lock	---	---	3,224
Proceeds from exercise of options	2,085	2,382	2,195
Net cash (used in) provided by financing activities	(19,826)	(19,531)	251,488
Net increase (decrease) in cash and cash equivalents	(6,020)	5,487	(1,163)
Cash and cash equivalents, beginning of year	8,413	2,926	4,089
Cash and cash equivalents, end of year	$2,393	$8,413	$2,926

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  We are one of the largest owners and operators of factory outlet centers in the United States.  As of December 31, 2007, we owned 29 outlet centers, with a total gross leasable area, or GLA, of approximately 8.4 million square feet.   All reference to gross leasable area and square feet contained in the notes to the consolidated financial statements are unaudited. These factory outlet centers were 98% occupied and contained over 1,800 stores, representing approximately 370 store brands.  Also, we owned a 50% interest in two outlet centers with a GLA of approximately 667,000 square feet.

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

As of December 31, 2007, Tanger GP Trust owned 150,000 common units, Tanger LP Trust owned 15,514,621 common units and TFLP owned the remaining 3,033,305 common units.  Each of TFLP’s common units is exchangeable for two of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT.  In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company’s issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares.  If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company’s Class C Preferred Shares.

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

In 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R, which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We were considered the primary beneficiary of our joint venture, COROC Holdings, LLC, or COROC, under the provisions of FIN 46R prior to us purchasing the remaining two-thirds interest in the venture in November 2005.  Therefore, the results of operations and financial position of COROC were included in our Consolidated Financial Statements since the acquisition date.  We have evaluated the Deer Park, Wisconsin Dells and Myrtle Beach Hwy 17 joint ventures, (Note 4) and have determined that, under the current facts and circumstances, we are not required to consolidate these entities under the provisions of FIN 46R.

Related Parties – We account for related party transactions under the guidance of FASB Statement No. 57 “Related Party Disclosures”.  TFLP (Note 1) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.  The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $8.6 million, $8.1 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Note 4.

Reclassifications - Certain amounts in the 2006 and 2005 consolidated statements of operations have been reclassified to the caption “discontinued operations” as required by FASB Statement No. 144 ”Accounting for the Impairment or Disposal of Long Lived Assets”, or FAS 144.

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

Rental Property - Rental properties are recorded at cost less accumulated depreciation.  Costs incurred for the construction and development of properties, including certain general and overhead costs, are capitalized.  The amount of general and overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets.  Direct costs to acquire assets are capitalized once the acquisition becomes probable.  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.  We generally use estimated lives ranging from 25 to 33 years for buildings and improvements, 15 years for land improvements and seven years for equipment.  Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.  Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete.  Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

In accordance with FASB Statement No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any.  We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 33.3 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants.  Interest costs capitalized during 2007, 2006 and 2005 amounted to $1.7 million, $2.2 million and $665,000, respectively, and development costs capitalized amounted to $1.4 million, $944,000 and $685,000, respectively.  Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2007, 2006 and 2005 was $50.4 million, $40.2 million and $37.4 million, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project.  Direct costs to acquire assets are capitalized once the acquisition becomes probable.  These costs are transferred from other assets to construction in progress when the pre-construction tasks are completed.  Costs of unsuccessful pre-construction or acquisition efforts are charged to operations when the project is abandoned.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.  Cash balances at a limited number of banks may periodically exceed insurable amounts.  We believe that we mitigate our risk by investing in or through major financial institutions.  Recoverability of investments is dependent upon the performance of the issuer.  At December 31, 2007 and 2006, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $958,000 and $7.7 million.

Deferred Charges – Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred, including certain general and overhead costs, to originate operating leases and are amortized over the average minimum lease term of 5 years.  Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions in accordance with FAS 141.  See “Rental Property” under this section above for a discussion.  Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method.  Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees of Indebtedness - In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 applies to all guarantees entered into or modified after December 31, 2002.  Based on this criterion, the guarantees of indebtedness by us in Deer Park and Wisconsin Dells (Note 4) are accounted for under the provisions of FIN 45.  FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception.  The recognition of the liability is required even if it is not probable payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.  We recorded at inception the fair value of our guarantees of the Deer Park and Wisconsin Dells joint venture’s debt as debits to our investments in Deer Park and Wisconsin Dells and credits to a liability of approximately $1.4 million in total.  We have elected to account for the release from obligation under the guarantees by the straight-line method over the life of the guarantees.  The recorded remaining values of the guarantees were $1.0 million and $331,000 at December 31, 2007 and 2006, respectively.

Captive Insurance – Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage.  Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.  Insurance premiums written are recognized on a pro-rata basis over the terms of the policies and are included in other income.

Impairment of Long-Lived Assets – Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset group may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset group to the asset group’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.  Fair value is calculated as the estimated, discounted future cash flows associated with the asset. We believe that no impairment existed at December 31, 2007.

Real estate assets designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell.  We classify real estate as held for sale when it meets the requirements of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or FAS 144, and our Board of Directors approves the sale of the assets.  Subsequent to this classification, no further depreciation is recorded on the assets.  The operating results of real estate assets designated as held for sale and for assets sold are included in discontinued operations for all periods presented in our results of operations.

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

Income Taxes – As a partnership, the allocated share of income or loss for the year is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Revenue Recognition – Base rentals are recognized on a straight-line basis over the term of the lease.  Substantially all leases contain provisions which provide additional rents based on tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses.  Percentage rentals are recognized when specified targets that trigger the contingent rent are met.  Expense reimbursements are recognized in the period the applicable expenses are incurred.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that are not owned by us or that we partially own through a joint venture.  Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants.  Although the tenants operate principally in the retail industry, the properties are geographically diverse.  No single tenant accounted for 10% or more of combined base and percentage rental income during 2007, 2006 or 2005.

The Rehoboth Beach, Delaware center is the only property that comprises more than 10% of our consolidated gross revenues or consolidated total assets.  The Rehoboth center, acquired in December 2003, represents 11% of our consolidated total assets as of December 31, 2007.  The Rehoboth center is 568,926 square feet.  The occupancy rate as of December 31, 2007 for the Rehoboth Beach center was 99%.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of December 31, 2007, 2006 and 2005 amounted to $23.8 million, $23.5 million and $13.5 million, respectively.  Interest paid, net of interest capitalized, in 2007, 2006 and 2005 was $40.5 million, $40.2 million and $41.5 million, respectively.  Interest paid for 2006 includes a prepayment premium for the early extinguishment of the Woodman of the World Life Insurance Society mortgage debt (Note 7) of approximately $609,000 which was included in interest expense.  Interest paid for 2005 includes a prepayment premium for the early extinguishment of the John Hancock mortgage debt (Note 7) of approximately $9.4 million which was included in interest expense.

A non-cash financing activity that occurred in association with the acquisition in 2005 of the final two-thirds interest in COROC was the recording of a reduction in the fair value of debt of $883,000 related to the mortgage assumed in the original COROC transaction.

Accounting for Stock Based Compensation – The Company may issue non-qualified share options and other share-based awards under the Amended and Restated Incentive Award Plan, or the Plan.  The Operating Partnership will issue one common unit to the Company for every two common shares issued by the Company.  Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, under the modified prospective method. Since we had previously accounted for our share-based compensation plan under the fair value provisions of FAS No. 123, our adoption did not significantly impact our financial position or our results of operations.  As required by the statement, deferred compensation as of December 31, 2005, which was set forth separately in the Partners’ equity section of the consolidated balance sheets, was reclassified to limited partners’ equity interest during 2006.  Compensation expense recognized in 2006 and for future years is now recorded as an increase to limited partners’ equity interest.

New Accounting Pronouncements - In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  The FASB has deferred the effective date by one year the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements; however we believe it will likely be required to provide additional disclosures as a part of future financial statements, beginning with the Form 10-Q for the quarter ended March 31, 2008.

In February 2007, the FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar type of assets and liabilities.  We do not believe the adoption of FAS 159 on January 1, 2008 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.  We are currently evaluating the impact of adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

3. Development of Rental Properties

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  In response to strong tenant demand for space, we increased the size of the initial phase of the Pittsburgh center from 308,000 square feet to 370,000 square feet, with signed leases for approximately 63% of the first phase and an additional 20% under negotiation or out for signature.  We currently expect delivery of the initial phase in the second quarter of 2008, with stores opening by the end of the third quarter of 2008.  Upon completion of the project, the outlet center will total approximately 418,000 square feet.  The Pittsburgh project is wholly owned by us. Tax incentive financing bonds have been issued related to the Pittsburgh project, and we expect to receive net proceeds of approximately $16.8 million as we incur qualifying expenditures during construction of the center.  As of December 31, 2007 we have received funding for qualified expenditures submitted totaling $7.6 million.

Expansions at Existing Centers

During 2007, we completed expansions in three of our outlet centers.

	Expansion	New Total
Center	GLA	Center GLA
Gonzales, Louisiana	39,000	282,000
Branson, Missouri	25,000	303,000
Tilton, New Hampshire	18,000	246,000
Total expansions	82,000

A fourth expansion project, in Barstow, California, is near completion.  Some stores opened during the fourth quarter of 2007 and the remaining stores will open during the first two quarters of 2008.  The total expansion in Barstow of 62,000 square feet will bring the center’s total GLA to 171,300 square feet.

Commitments to complete construction of the Pittsburgh, PA development, the expansions and other capital expenditure requirements amounted to approximately $49.3 million at December 31, 2007.  Commitments for construction represent only those costs contractually required to be paid by us.

Change in Accounting Estimate

During the first quarter of 2007, the general partner’s Board of Trustees formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet was relocated within the property by September 2007.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life was accounted for as a change in accounting estimate.  Approximately 28,000 relocated square feet had opened as of December 31, 2007 with the remaining 14,000 square feet expected to open in the next two quarters.    Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $6.0 million for the year ended December 31, 2007.  The effect on income from continuing operations per diluted unit and net income per diluted unit was a decrease of $.32 per unit for the year ended December 31, 2007.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2007 and 2006 aggregated $10.7 million and $14.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Carrying Value as of December 31, 2007 (in millions)	Carrying Value as of December 31, 2006 (in millions)	Project Location
Myrtle Beach Hwy 17	50%	$0.9	$2.6	Myrtle Beach, South Carolina
Wisconsin Dells	50%	$6.0	$6.8	Wisconsin Dells, Wisconsin
Deer Park	33%	$3.8	$5.1	Deer Park, New York

Our Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures are not variable interest entities.  Our Deer Park joint venture is a variable interest entity but we are not considered the primary beneficiary.  These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management, leasing, marketing and development fees were recognized from services provided during the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,

	2007	2006	2005
Fee:
Management	$ 534	$ 410	$ 327
Leasing	26	188	6
Marketing	108	86	66
Development	---	304	---
Total Fees	$ 668	$ 988	$ 399

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

Myrtle Beach Hwy 17

The Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest, has owned a Tanger Outlet Center located on Highway 17 in Myrtle Beach, South Carolina since June 2002.  The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants.

During March 2005, Myrtle Beach Hwy 17 entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years.  Under this agreement, the joint venture receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%.  This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate of 5.99% for the contract period.

In April 2005, the joint venture obtained non-recourse, permanent financing to replace the construction loan debt that was utilized to build the outlet center.  The new mortgage amount is $35.8 million with a rate of 30 day LIBOR + 1.40%.  The note is for a term of five years with payments of interest only. In April 2010, the joint venture has the option to extend the maturity date of the loan until 2012.  All debt incurred by this unconsolidated joint venture is collateralized by its property.

Wisconsin Dells

In March 2005, we established the Tanger Wisconsin Dells joint venture to construct and own a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.3 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of December 31, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a Tanger Outlet center in Deer Park, New York. Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Disney, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to open the first phase of the center during the third quarter of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of December 31, 2007 of $87.3 million, is originally scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $22.3 million as of December 31, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.  See Note 8, Derivatives, for further discussion relating to these interest rate swap agreements.

The original purchase of the property was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29.0 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement. Through May 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through May 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets.

At the end of the lease in May 2005, the tenant vacated the building. However, the tenant did not satisfy all of the conditions necessary to terminate the lease until May 2006.  Deer Park is currently in litigation to recover from the tenant its monthly lease payments from June 2005 through May 2006, approximately $3.4 million, and will continue to do so until recovered.  Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of May 2006.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets– Unconsolidated Joint Ventures
	2007	2006
Assets
Investment properties at cost, net	$ 71,022	$ 74,253
Construction in progress	103,568	38,449
Cash and cash equivalents	2,282	6,539
Deferred charges, net	2,092	2,824
Other assets	8,425	15,239
Total assets	$ 187,389	$ 137,304

Liabilities and Owners’ Equity
Mortgage payable	$ 148,321	$ 100,138
Construction trade payables	13,052	2,734
Accounts payable and other liabilities	6,377	2,767
Total liabilities	167,750	105,639
Owners’ equity	19,639	31,665
Total liabilities and owners’ equity	$ 187,389	$ 137,304

Summary Statements of Operations– Unconsolidated Joint Ventures:
	2007	2006	2005
Revenues	$ 19,414	$ 14,703	$ 10,909

Expenses:
Property operating	6,894	5,415	3,979
General and administrative	248	213	24
Depreciation and amortization	5,473	3,781	3,102
Total expenses	12,615	9,409	7,105
Operating income	6,799	5,294	3,804
Interest expense	4,129	2,907	2,161
Net income	$ 2,670	$ 2,387	$ 1,643

Tanger Properties Limited Partnership share of:
Net income	$ 1,473	$ 1,268	$ 879
Depreciation (real estate related)	$ 2,611	$ 1,825	$ 1,493

5.       Disposition of Properties and Properties Held for Sale

2007 Transactions

In October 2007, we completed the sale of our property in Boaz, Alabama.  Net proceeds received from the sale of the property were approximately $2.0 million.  We recorded a gain on sale of real estate of approximately $6,000.  The results of operations and gain on sale of real estate for the property are included in discontinued operations under the provisions of FAS 144.  We were not retained for any management or leasing responsibilities related to this center after the sale was completed.

2006 Transactions

In January 2006, we completed the sale of our property in Pigeon Forge, Tennessee.  Net proceeds received from the sale of the property were approximately $6.0 million.  We recorded a gain on sale of real estate of approximately $3.6 million.  We continued to manage and lease the property for a fee until December 31, 2007.  Based on the nature and amounts of the fees received, we determined that our management relationship did not constitute a significant continuing involvement, and therefore the results of operations and gain on sale of real estate for the property are included in discontinued operations under the provisions of FAS 144.

In March 2006, we completed the sale of our property located in North Branch, Minnesota.  Net proceeds received from the sale of the property were approximately $14.2 million.  We recorded a gain on sale of real estate of approximately $10.3 million.  We continued to manage and lease this property for a fee until December 31, 2007.  Based on the nature and amount of the fees received, we determined that our management relationship did not constitute a significant continuing involvement and therefore the results of operations and gain on sale of real estate for the property are included in discontinued operations under the provisions of FAS 144.

2005 Transactions

In February 2005, we completed the sale of the outlet center on a portion of our property located in Seymour, Indiana and recognized a loss of $4.7 million.  Net proceeds received from the sale of the center were approximately $2.0 million.  We continue to have a significant involvement in this location by retaining several outparcels and significant excess land adjacent to the disposed property.  As such, the results of operations from the property continue to be recorded as a component of income from continuing operations and the loss on sale of real estate is reflected outside the discontinued operations caption.

Below is a summary of the results of operations of the disposed properties through their respective disposition dates and properties held for sale as presented in discontinued operations for the respective periods (in thousands):

Summary Statements of Operations – Disposed Properties:	2007	2006	2005

Revenues:
Base rentals	$ 417	$ 1,043	$ 3,276
Percentage rentals	1	12	71
Expense reimbursements	138	354	1,474
Other income	18	37	1,601
Total revenues	574	1,446	6,422
Expenses:
Property operating	317	774	2,422
Depreciation and amortization	145	307	911
Total expenses	462	1,081	3,333
Discontinued operations before
gain on sale of real estate	112	365	3,089
Gain on sale of real estate included in
discontinued operations	6	13,833	---
Discontinued operations	$ 118	$ 14,198	$ 3,089

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations to the extent the outlet center at which it is located has not been sold.  Cost is allocated to the outparcels based on the relative market value method.  Below is a summary of outparcel sales that we completed during the years ended December 31, 2007, 2006 and 2005 (in thousands, except number of outparcels):
	2007	2006	2005 (1)
Number of outparcels	---	4	1
Net proceeds	$ ---	$ 1,150	$ 252
Gain on sale included in other income	$ ---	$ 402	$ 127
(1) Note that these amounts exclude the sale of an outparcel at the North Branch, Minnesota center in 2005. The North Branch center was sold in March 2006 and is classified in discontinued operations.  The gain on sale of outparcel totaled $1.4 million and is included in other income in the summary statements of operations of disposed properties.

6.        Deferred Charges

Deferred charges as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Deferred lease costs	$26,751	$23,757
Net below market leases	(5,014)	(5,369)
Other intangibles	73,684	77,423
Deferred financing costs	11,105	10,571
	106,526	106,382
Accumulated amortization	(61,722)	(51,293)
	$44,804	$55,089

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2007, 2006 and 2005 was $12.0 million, $15.1 million and $9.6 million, respectively. Amortization of deferred financing costs, included in interest expense for the years ended December 31, 2007, 2006 and 2005 was $1.7 million in each year, respectively.  The amortization amounts for the years ended December 31, 2006 and 2005 include the write off of deferred loan costs of $308,000 and $447,000, respectively, related to the early extinguishment of debt.

Estimated aggregate amortization expense of net below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2008	$ 7,202
2009	7,052
2010	6,262
2011	4,349
2012	2,604
Total	$ 27,469

7.   Debt

Debt as of December 31, 2007 and 2006 consists of the following (in thousands):
	2007	2006
Senior, unsecured notes:
9.125% Senior, unsecured notes, maturing February 2008	$ 100,000	$ 100,000
6.15% Senior, unsecured notes, maturing November 2015, net of
discount of $759 and $832, respectively	249,241	249,168
3.75% Senior, unsecured exchangeable notes, maturing August 2026	149,500	149,500
Mortgage notes with fixed interest:
6.59%, maturing July 2008, including net premium of $1,046 and $3,441,
respectively (1)	173,724	179,911
Unsecured lines of credit with a weighted average interest rates of 5.67%(2)	33,880	---
	$ 706,345	$ 678,579
(1)
Because this mortgage debt was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On July 10, 2008, we can decide to repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.

(2)
Depending on our investment grade rating, on $25.0 million of our unsecured lines of credit, the interest rate varies from either prime or from LIBOR + .675% to LIBOR + 1.70% and expires in June 2009.  On the remaining $175.0 million of our unsecured lines of credit, the interest rates vary from either prime or from LIBOR + .55% to LIBOR + 1.70% and expire in June 2011 or later.

Certain of our properties, which had a net book value of approximately $332.5 million at December 31, 2007, serve as collateral for the fixed rate mortgage. The unsecured lines of credit and senior unsecured notes require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2007 we were in compliance with all of our debt covenants.

2007 Transactions

During the fourth quarter of 2007, we extended the maturity dates on five of our six unsecured lines of credit from 2009 to June 2011.  During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

2006 Transactions

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026.  The notes bear interest at a fixed coupon rate of 3.75%.  The notes are exchangeable into the Company’s common shares, at the option of the holder, at a current exchange ratio, subject to adjustment if we change our dividend rate in the future, of 27.6991 shares per $1,000 principal amount of notes (or a current exchange price of $36.1023 per common share).  The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis.  On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at the option of the Company, Company common shares, cash or a combination thereof for any excess.  Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events.  In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date. In no event will the total number of common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes.  Accordingly, the Company has reserved those shares.

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

In November 2005, we closed on $250 million of 6.15% senior unsecured notes with net proceeds of approximately $247.2 million.  The ten year notes were issued by the Operating Partnership and were priced at 99.635% of par value.  The proceeds were used to fund a portion of the COROC acquisition in 2005.

Maturities of the existing long-term debt as of December 31, 2007 are as follows (in thousands):

Year	Amount
2008	$ 272,678
2009	---
2010	---
2011	33,880
2012	---
Thereafter	399,500
Subtotal	706,058
Net premium	287
Total	$ 706,345

8.   Derivatives and Fair Value of Financial Instruments

In June 2007, the Deer Park joint venture entered into two interest rate swap agreements to hedge the interest rate risk associated with the construction loan discussed in Note 4 above.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $22.3 million as of December 31, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  Deer Park’s interest rate swap agreements have been designated as cash flow hedges and are carried on its balance sheet at fair value.

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings in 2005 and 2008.  The 2005 agreement locked the US Treasury index rate at 4.279% on a notional amount of $125 million for 10 years from such date in December 2005.  This lock was unwound in the fourth quarter of 2005 in conjunction with the issuance of the $250 million of 6.15% senior unsecured notes due in 2015 discussed in Note 7 and, as a result, we received a cash payment of $3.2 million.  The gain was recorded in other comprehensive income and is being amortized into earnings using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015.  The unamortized balance as of December 31, 2007 is $2.7 million.  The 2008 agreement locked the US Treasury index rate at 4.526% on a notional amount of $100 million for 10 years from such date in July 2008.  In November 2005, we entered into an additional agreement which locked the US Treasury index rate at 4.715% on a notional amount of $100 million for 10 years from such date in July 2008.  We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods. The US Treasury index rate lock agreements have been designated as cash flow hedges and are carried on the balance sheet at fair value.

During March 2005, the Myrtle Beach Hwy 17 joint venture entered into an interest rate swap agreement with a notional amount of $35 million for five years to hedge floating rate debt on the permanent financing that was obtained in April 2005.  Under this agreement, the joint venture receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%.  This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate debt of 5.99% for the contract period. The Myrtle Beach Hwy 17 joint venture’s interest rate swap agreement has been designated as a cash flow hedge and is carried on its balance sheet at fair value.

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At December 31, 2007, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2007.

Financial Instrument Type	Notional Amount	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$(3,659,000)
US Treasury Lock	$100,000,000	4.715%	July 2008	$(5,095,000)

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$(1,217,000)
LIBOR Interest Rate Swap (2)	$22,300,000	5.34%	June 2009	$(2,136,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$ 35,000,000	4.59%	March 2010	$ (644,000)
(1)	Amount represents the fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.
(2)
Derivative is a forward starting interest rate swap agreement with escalating notional amounts totaling $22.3 million as of December 31, 2007.  Outstanding amounts under the agreement will total $121.0 million by November 1, 2008.  Amount represents the fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3)	Amount represents the fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments.  The fair value of long-term debt at December 31, 2007 and 2006, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $723.3 million and $723.5 million, respectively.  The recorded values were $706.3 million and $678.6 million, respectively, as of December 31, 2007 and 2006.

9. Partners’ Equity

In May 2007, the Company’s shareholders voted to approve an amendment to the Company’s articles of incorporation to increase the number of Company common shares authorized for issuance from 50.0 million to 150.0 million.  Company shareholders also approved by vote the creation of four new classes of preferred shares, each class having 4.0 million shares authorized for issuance with a par value of $.01 per share.  No preferred shares from the newly created classes have been issued as of December 31, 2007.  All proceeds from common and preferred share issuances by the Company are contributed to the Operating Partnership in exchange for common and preferred units.

In February 2006, the Company completed the sale of an additional 800,000 Class C Preferred Shares, receiving net proceeds of approximately $19.4 million.  The proceeds, which were contributed to us in exchange for 800,000 preferred units, were used to pay down amounts outstanding on our unsecured lines of credit.  After the offering, the total amount of Company Class C Preferred Shares (and Operating Partnership preferred units) outstanding was 3,000,000.

In November 2005, the Company closed on the sale of 2,200,000 Class C Preferred Shares with net proceeds of approximately $53.0 million.  As a result we issued 2,200,000 preferred units to the Company in exchange for the proceeds.  The proceeds were used to fund a portion of the COROC acquisition in 2005.  The Company may not redeem the Class C Preferred Shares prior to November 14, 2010, except in limited circumstances to preserve its status as a REIT.  On or after November 14, 2010, the Company may redeem at its option it’s Class C Preferred Shares, in whole or from time to time in part, for cash at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, to the redemption date.  The Class C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemptions and are not convertible or exchangeable for any of our other securities.  The Company pays annual dividends equal to $1.875 per share with equal distributions from us.  If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company’s Class C Preferred Shares.

In September 2005, the Company completed the issuance of 3.0 million of its common shares to certain advisory clients of Cohen & Steers Capital Management, Inc. at a net price of $27.09 per share, receiving net proceeds of approximately $81.1 million.  The proceeds were used to pay down amounts outstanding on our unsecured lines of credit.

At December 31, 2007 and 2006, the ownership interests of the Operating Partnership consisted of the following:

	2007	2006
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	150,000	150,000
Limited partners	18,547,926	18,403,973
Total common units	18,697,926	18,553,973

10.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per unit in accordance with FASB Statement No. 128, “Earnings per Share”, for the years ended December 31, 2007, 2006 and 2005 is set forth as follows (in thousands, except per unit amounts):

	2007	2006	2005
NUMERATOR
Income from continuing operations	$32,972	$29,435	$7,678
Loss on sale of real estate	---	---	(4,690)
Less applicable preferred unit distributions	(5,625)	(5,433)	(538)
Income from continuing operations available
to common unitholders	27,347	24,002	2,450
Discontinued operations	118	14,198	3,089
Net income available to common unitholders	$27,465	$38,200	$5,539
DENOMINATOR
Basic weighted average common units	18,444	18,333	17,223
Effect of exchangeable notes	239	59	---
Effect of outstanding options	107	120	81
Effect of unvested restricted unit awards	78	62	37
Diluted weighted average common units	18,868	18,574	17,341

Basic earnings per common unit:
Income from continuing operations	$1.48	$1.31	$.14
Discontinued operations	.01	.77	.18
Net income	$1.49	$2.08	$.32

Diluted earnings per common unit:
Income from continuing operations	$1.45	$1.29	$.14
Discontinued operations	.01	.77	.18
Net income	$1.46	$2.06	$.32

Our $149.5 million of exchangeable notes are included in the diluted earnings per common unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company’s common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate.  The exchange rate for 2006 was $36.1198 per Company common share and was adjusted for 2007 to $36.1023 to incorporate the May 2007 Company common share dividend rate increase.

Options to purchase common units excluded from the computation of diluted earnings per common unit during 2005 because the exercise price was greater than the average market price of the common units totaled approximately 750 common units.  The market price of a common unit is considered to be equivalent to twice the market price of a common share of the Company.  No options were excluded from the 2007 or 2006 computation.
Restricted unit awards are included in the diluted earnings per common unit computation if the effect is dilutive, using the treasury stock method. All restricted units issued are included in the calculation of diluted weighted average common units outstanding for all years presented.  If the unit based awards were granted during the period, the units issuable are weighted to reflect the portion of the period during which the awards were outstanding.

11.         Unit-Based Compensation

We have an equity based compensation plan, the Amended and Restated Incentive Award Plan, or the Plan, approved by the Company’s shareholders, which covers the Company’s independent directors and our employees.  We may issue up to 3.0 million common units under the Plan.  Since the inception of the Plan, we have granted 1,793,570 options, net of options forfeited, and 341,125 restricted unit awards, net of restricted unit awards forfeited.  The amount and terms of the awards granted under the Plan are determined by the Share and Unit Option Committee of the Company’s Board of Directors.

All non-qualified share and unit options granted under the Plan expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.  Options are generally granted with an exercise price equal to the market price of the Company’s common shares on the day of grant.  Common units issued upon exercise of unit options are exchangeable for two of the Company’s common shares.  There were no option grants in 2007 and 2006.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2005: expected distribution yield 5.3%; expected life of 7 years; expected volatility of 23%; and risk-free interest rate 3.79%.

During 2007 and 2006, the Company’s Board of Directors approved the grant of 170,000 and 164,000 restricted Company common shares, respectively, to the Company’s independent directors and all of the Company’s senior executive officers.  The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company.  The Company’s independent directors’ restricted Company common shares vest ratably over a three year period and the Company’s senior executive officers’ restricted Company common shares vest ratably over a five year period.  During 2005, the Company’s Board of Directors approved the grant of 138,000 restricted Company common shares to the independent directors and certain executive officers.  The independent directors’ restricted shares vest ratably over a three year period.  The executive officers’ restricted shares vest over a five year period with 50% of the award vesting ratably over the five year period and 50% vesting based on the attainment of certain market performance criteria.    For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of the Company’s common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

We recorded unit based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively, as follows (in thousands):
	2007	2006	2005
Restricted unit awards	$ 3,815	$ 2,210	$ 1,275
Options	244	465	290
Total unit based compensation	$ 4,059	$ 2,675	$ 1,565

Unit based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2007, 2006 and 2005 was $80,000, $212,000 and $32,000, respectively.

Options outstanding at December 31, 2007 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of		average	contractual		average
exercise prices	Options	exercise price	life in years	Options	exercise price
$18.625 to $22.125	21,800	$ 19.43	1.91	21,800	$ 19.43
$38.76 to $38.83	158,528	38.82	6.30	61,768	38.82
$47.25 to $47.92	3,750	47.38	6.95	1,800	47.25
	184,078	$ 36.70	5.80	85,368	$ 34.05

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2007 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
Options	Units	price	life in years	Value
Outstanding as of December 31, 2006	245,650	$ 36.40
Granted	---	---
Exercised	(58,952)	35.36
Forfeited	(2,620)	38.83
Outstanding as of December 31, 2007	184,078	$ 36.70	5.80	$ 7,127

Vested and Expected to Vest as of December 31, 2007	181,623	$ 36.66	5.80	$ 7,038

Exercisable as of December 31, 2007	85,368	$ 34.05	5.18	$ 3,532

The weighted average grant date fair value of options granted during the year ended December 31, 2005 was $6.62 per unit.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $2.1 million and $2.0 million, respectively.

The following table summarizes information related to unvested restricted units outstanding as of December 31, 2007:
		Weighted average
	Number of	grant date
Unvested Restricted Unit Awards	units	fair value
Unvested at December 31, 2006	161,670	$ 52.73
Granted	85,000	84.62
Vested	(53,868)	49.70
Forfeited	---	---
Unvested at December 31, 2007	192,802	$ 67.64

The total value of restricted unit awards vested during the years ended 2007, 2006 and 2005 was $4.2 million, $2.5 million and $1.8 million, respectively.  As of December 31, 2007, there was $11.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

12.  Employee Benefit Plans

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code, or the 401(k) Plan, which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts.  Employee contributions are fully vested and are matched by us at a rate of compensation to be determined annually at our discretion.  The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment.  The employer matching contribution expense for the years ended 2007, 2006 and 2005 were approximately $104,000, $102,000 and $102,000, respectively.

13.           Other Comprehensive Income

Total comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Net income	$33,090	$43,633	$6,077
Other comprehensive income:
Payments received (gain) in settlement of $125 million
(notional amount) of US treasury rate lock	---	---	3,224
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,	(261)	(246)	(40)
Change in fair value of treasury rate locks	(9,497)	1,055	(313)
Change in fair value of our portion of our unconsolidated joint
ventures’ cash flow hedges	(1,645)	115	91
Other comprehensive income (loss)	(11,403)	924	2,962
Total comprehensive income	$21,687	$44,557	$9,039

14.  Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Advertising and promotion	$ 16,652	$ 16,419	$ 15,773
Common area maintenance	32,363	29,216	27,671
Real estate taxes	13,847	12,574	12,443
Other operating expenses	11,521	10,093	6,479
	$ 74,383	$ 68,302	$ 62,366

15. Lease Agreements

We are the lessor of over 1,800 stores in our 29 wholly owned factory outlet centers, under operating leases with initial terms that expire from 2008 to 2030.  Most leases are renewable for five years at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2007, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2008	$ 132,039
2009	115,976
2010	93,801
2011	69,732
2012	44,734
Thereafter	86,265
$ 542,547

16.	Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2008 to 2046.  Annual rental payments for these leases totaled approximately $3.9 million, $3.2 million and $2.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2008	$ 4,200
2009	4,040
2010	3,695
2011	3,521
2012	3,041
Thereafter	79,258
$ 97,755

     We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated.  In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2007 (in thousands)
Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/07 (1)
Outlet Center Name	Location	Encum-brances (4)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$ ---	$ 3,281	$ 12,533	$ ---	$ 16,583	$ 3,281	$ 29,116	$ 32,397	$ 9,440	1995	(2)
Blowing Rock	Blowing Rock, NC	---	1,963	9,424	---	4,239	1,963	13,663	15,626	4,724	1997 (3)	(2)
Branson	Branson, MO	---	4,407	25,040	395	12,178	4,802	37,218	42,020	17,729	1994	(2)
Charleston	Charleston, SC	---	10,353	48,877	---	299	10,353	49,176	59,529	3,185	2006	(2)
Commerce I	Commerce, GA	---	755	3,511	492	12,211	1,247	15,722	16,969	8,892	1989	(2)
Commerce II	Commerce, GA	---	1,262	14,046	706	23,482	1,968	37,528	39,496	16,464	1995	(2)
Foley	Foley, AL	30,219	4,400	82,410	693	23,620	5,093	106,030	111,123	12,206	2003 (3)	(2)
Gonzales	Gonzales, LA	---	679	15,895	---	16,124	679	32,019	32,698	14,823	1992	(2)
Hilton Head	Bluffton, SC	17,333	9,900	41,504	469	5,023	10,369	46,527	56,896	7,260	2003 (3)	(2)
Howell	Howell, MI	---	2,250	35,250	---	3,300	2,250	38,550	40,800	7,157	2002 (3)	(2)
Kittery-I	Kittery, ME	---	1,242	2,961	229	1,600	1,471	4,561	6,032	3,580	1986	(2)
Kittery-II	Kittery, ME	---	1,450	1,835	---	735	1,450	2,570	4,020	1,740	1989	(2)
Lancaster	Lancaster, PA	---	3,691	19,907	---	13,925	3,691	33,832	37,523	17,249	1994 (3)	(2)
Lincoln City	Lincoln City, OR	9,756	6,500	28,673	268	5,026	6,768	33,699	40,467	4,851	2003 (3)	(2)
Locust Grove	Locust Grove, GA	---	2,558	11,801	---	17,899	2,558	29,700	32,258	12,026	1994	(2)
Myrtle Beach 501	Myrtle Beach, SC	21,455	10,236	57,094	---	9,991	10,236	67,085	77,321	9,306	2003 (3)	(2)
Nags Head	Nags Head, NC	---	1,853	6,679	---	3,806	1,853	10,485	12,338	3,800	1997 (3)	(2)
Park City	Park City, UT	11,807	6,900	33,597	343	10,915	7,243	44,512	51,755	5,583	2003 (3)	(2)
Pittsburgh	Washington, PA		5,609	36,101	---	---	5,609	36,101	41,710	---	Under Const.	---
Rehoboth	Rehoboth Beach, DE	36,953	20,600	74,209	1,876	20,126	22,476	94,335	116,811	11,686	2003 (3)	(2)
Riverhead	Riverhead, NY	---	---	36,374	6,152	76,783	6,152	113,157	119,309	47,795	1993	(2)
San Marcos	San Marcos, TX	---	1,801	9,440	16	42,957	1,817	52,397	54,214	21,350	1993	(2)
Sanibel	Sanibel, FL	---	4,916	23,196	---	9,357	4,916	32,553	37,469	9,846	1998 (3)	(2)
Sevierville	Sevierville, TN	---	---	18,495	---	35,071	---	53,566	53,566	17,868	1997 (3)	(2)
Seymour	Seymour, IN	---	1,084	1,891	---	---	1,084	1,891	2,975	1,671	1994	(2)
Terrell	Terrell, TX	---	523	13,432	---	8,932	523	22,364	22,887	11,736	1994	(2)
Tilton	Tilton, NH	12,191	1,800	24,838	29	7,479	1,829	32,317	34,146	4,140	2003 (3)	(2)
Tuscola	Tuscola, IL	18,934	1,600	15,428	43	2,084	1,643	17,512	19,155	2,796	2003 (3)	(2)
West Branch	West Branch, MI	---	319	3,428	120	8,853	439	12,281	12,720	5,983	1991	(2)
Westbrook	Westbrook, CT	14,030	6,264	26,991	4,233	2,239	10,497	29,230	39,727	4,017	2003 (3)	(2)
Williamsburg	Williamsburg, IA	---	706	6,781	718	14,975	1,424	21,756	23,180	13,735	1991	(2)
		$ 172,678	$ 118,902	$ 741,641	$ 16,782	$ 409,812	$ 135,684	$1,151,453	$ 1,287,137	$ 312,638
(1)       Aggregate cost for federal income tax purposes is approximately $999,017.  Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(2)	The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
(3)      Represents year acquired.
(4)      Excludes net mortgage premium of $1,046.

TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III – (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2007
(in thousands)

The changes in total real estate for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balance, beginning of year	$1,216,847	$1,152,866	$1,077,393
Acquisition of real estate	---	---	47,369
Improvements	85,415	87,045	45,684
Dispositions and assets heldfor sale	(15,125)	(23,064)	(17,580)
Balance, end of year	$1,287,137	$1,216,847	$1,152,866

The changes in accumulated depreciation for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balance, beginning of year	$275,372	$253,765	$224,622
Depreciation for the period	50,508	40,440	38,137
Dispositions and assets heldfor sale	(13,242)	(18,833)	(8,994)
Balance, end of year	$312,638	$275,372	$253,765