Form 10-Q
period 2008-09-30
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2008-11-07
CIK 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.
333-136448
333-128160-01
33-99736-01
333-3526-01
333-39365-01
333-61394-01

TANGER PROPERTIES LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its Charter)

NORTH CAROLINA	56-1822484
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

TANGER PROPERTIES LIMITED PARTNERSHIP

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations -
for the three and nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 6. Exhibits	32

Signatures	32

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS:
Rental property
Land	$135,688	$130,075
Buildings, improvements and fixtures	1,233,680	1,104,459
Construction in progress	16,377	52,603
	1,385,745	1,287,137
Accumulated depreciation	(345,577)	(312,638)
Rental property, net	1,040,168	974,499
Cash and cash equivalents	3,707	2,393
Investments in unconsolidated joint ventures	12,145	10,695
Deferred charges, net	39,854	44,804
Other assets	28,383	27,587
Total assets	$1,124,257	$1,059,978
LIABILITIES AND PARTNERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $701 and
$759, respectively)	$398,799	$498,741
Unsecured term loan	235,000	---
Mortgages payable (including a debt premium of
$0 and $1,046, respectively)	---	173,724
Unsecured lines of credit	149,500	33,880
	783,299	706,345
Construction trade payables	22,840	23,813
Accounts payable and accrued expenses	46,100	46,883
Total liabilities	852,239	777,041
Commitments
Partners’ equity
General partner	(173)	24
Limited partners	272,265	290,430
Accumulated other comprehensive loss	(74)	(7,517)
Total partners’ equity	272,018	282,937
Total liabilities and partners’ equity	$1,124,257	$1,059,978

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Base rentals	$40,519	$37,207	$116,374	$108,614
Percentage rentals	1,811	2,305	4,109	5,434
Expense reimbursements	18,277	16,719	51,447	47,496
Other income	2,166	2,155	5,124	5,243
Total revenues	62,773	58,386	177,054	166,787

Expenses
Property operating	20,678	19,158	57,422	53,893
General and administrative	6,217	4,916	17,165	14,096
Depreciation and amortization	15,320	14,941	45,593	48,870
Total expenses	42,215	39,015	120,180	116,859
Operating income	20,558	19,371	56,874	49,928
Interest expense	9,147	10,087	28,191	30,215
Loss on settlement of US treasury rate locks	---	---	8,910	---
Income before equity in earnings of
unconsolidated joint ventures
and discontinued operations	11,411	9,284	19,773	19,713
Equity in earnings of unconsolidated
joint ventures	596	461	1,548	1,030
Income from continuing operations	12,007	9,745	21,321	20,743
Discontinued operations	---	26	---	91
Net income	12,007	9,771	21,321	20,834
Preferred unit distributions	(1,406)	(1,406)	(4,219)	(4,219)
Net income available to common
unitholders	$10,601	$8,365	$17,102	$16,615
Income available to limited partners	10,515	8,297	16,963	16,480
Income available to general partner	86	68	139	135

Basic earnings per common unit
Income from continuing operations	$.57	$.45	$.92	$.90
Net income	$.57	$.45	$.92	$.90

Diluted earnings per common unit
Income from continuing operations	$.56	$.45	$.90	$.88
Net income	$.56	$.45	$.90	$.89

Distributions paid per common unit	$.76	$.72	$2.24	$2.12

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARNTERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$21,321	$20,834
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on settlement of US treasury rate locks	8,910	---
Depreciation and amortization (including discontinued
operations)	45,620	49,015
Amortization of deferred financing costs	1,212	1,308
Equity in earnings of unconsolidated joint ventures	(1,548)	(1,030)
Compensation expense related to restricted units
and options granted	4,024	2,956
Amortization of debt premiums and discount, net	(1,194)	(1,927)
Distributions received from unconsolidated joint ventures	2,655	2,135
Net accretion of market rent rate adjustment	(228)	(877)
Straight-line base rent adjustment	(2,697)	(2,306)
Increase (decrease) due to changes in:
Other assets	(121)	(3,781)
Accounts payable and accrued expenses	(5,912)	2,635
Net cash provided by operating activities	72,042	68,962
INVESTING ACTIVITIES
Additions to rental property	(102,587)	(58,432)
Additions to investments in unconsolidated joint ventures	(1,577)	---
Return of equity from unconsolidated joint ventures	---	1,281
Additions to deferred lease costs	(3,295)	(2,254)
Net cash used in investing activities	(107,459)	(59,405)
FINANCING ACTIVITIES
Cash distributions paid	(46,294)	(43,731)
Proceeds from debt issuances	687,170	92,400
Repayments of debt	(609,228)	(71,912)
Proceeds from tax incremental financing	4,646	5,813
Additions to deferred financing costs	(2,151)	---
Proceeds from exercise of options	2,588	1,872
Net cash provided by (used in) financing activities	36,731	(15,558)
Net increase (decrease) in cash and cash equivalents	1,314	(6,001)
Cash and cash equivalents, beginning of period	2,393	8,413
Cash and cash equivalents, end of period	$3,707	$2,412

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  We are one of the largest owners and operators of factory outlet centers in the United States.  As of September 30, 2008, we owned and operated 30 outlet centers with a total gross leasable area of approximately 8.8 million square feet.  These factory outlet centers were 97% occupied. We also operated two outlet centers in which we owned a 50% interest with a gross leasable area of approximately 667,000 square feet,

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust, or REIT.  The Company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust.  The Tanger GP Trust controls the Operating Partnership as its sole general partner.  The Tanger LP Trust holds a limited partnership interest.  The remaining units are held by the Tanger family through ownership of the Tanger Family Limited Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of Tanger Family Limited Partnership.  Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries.  The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

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

Washington, Pennsylvania

On August 29, 2008, we held the grand opening of our 371,000 square foot outlet center located south of Pittsburgh in Washington, Pennsylvania.  Tenants include Nike, Gap, Old Navy, Banana Republic, Coach and others.  The outlet center opened 86% leased.

Expansions at Existing Centers

During the second quarter of 2008, we completed a 62,000 square foot expansion at our center located in Barstow, California.  As of September 30, 2008, the center contained a total of approximately 171,000 square feet, including the newly opened expansion space.  The outlet center is 100% occupied.

Commitments to complete construction of the Washington, PA development, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Lincoln City, Oregon; Park City, Utah and Foley, Alabama and other capital expenditure requirements amounted to approximately $11.4 million at September 30, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2008 and 2007 amounted to $515,000 and $484,000, respectively, and for the nine months ended September 30, 2008 and 2007 amounted to $1.6 million and $1.0 million, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of September 30, 2008 and December 31, 2007 aggregated $12.1 million and $10.7 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003)”, and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Carrying Value as of September 30, 2008 (in millions)	Carrying Value as of December 31, 2007 (in millions)	Project Location
Myrtle Beach Hwy 17	50%	$0.3	$0.9	Myrtle Beach, South Carolina
Wisconsin Dells	50%	$5.4	$6.0	Wisconsin Dells, Wisconsin
Deer Park	33%	$6.4	$3.8	Deer Park, New York

Our Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures are not considered variable interest entities.  Our Deer Park joint venture is considered a variable interest entity but we are not considered the primary beneficiary.  These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17, Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Fee:
Management and leasing	$ 405	$ 137	$ 898	$ 416
Marketing	28	25	93	82
Total Fees	$ 433	$ 162	$ 991	$ 498

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

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a center in Deer Park, New York. On October 23, 2008, we held the grand opening of the initial phase that contains approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 67,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  The retail space at the center opened 77% leased.  Upon completion of the project, the entire shopping center will contain over 800,000 square feet.

During 2008, we made additional capital contributions of $1.6 million to Deer Park. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the project was approximately $4.8 million.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project with a weighted average interest rate of one month LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%.  The construction loan, which had a balance as of September 30, 2008 of $196.4 million, is scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $82.4 million as of September 30, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million as of November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of September 30, 2008	As of December 31, 2007
Assets
Investment properties at cost, net	$ 72,118	$ 71,022
Construction in progress	226,031	103,568
Cash and cash equivalents	4,104	2,282
Deferred charges, net	6,041	2,092
Other assets	7,853	8,425
Total assets	$316,147	$ 187,389
Liabilities and Owners’ Equity
Mortgages payable	$ 259,789	$ 148,321
Construction trade payables	26,750	13,052
Accounts payable and other liabilities (1)	6,845	6,377
Total liabilities	293,384	167,750
Owners’ equity (1)	22,763	19,639
Total liabilities and owners’ equity	$316,147	$ 187,389

(1) Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $3.3 million and $4.0 million as of September 30, 2008 and December 31, 2007, respectively, recorded as an increase in accounts payable and other liabilities and a reduction of owners’ equity.

	Three Months Ended		Nine Months Ended
Summary Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2008	2007	2008	2007

Revenues	$ 5,582	$ 4,949	$ 15,370	$ 14,365

Expenses
Property operating	2,128	1,643	5,650	5,003
General and administrative	90	60	188	219
Depreciation and amortization	1,302	1,353	3,991	4,119
Total expenses	3,520	3,056	9,829	9,341
Operating income	2,062	1,893	5,541	5,024
Interest expense	932	1,025	2,592	3,142
Net income	$ 1,130	$ 868	$ 2,949	$ 1,882

Tanger’s share of:
Net income	$ 596	$ 461	$ 1,548	$ 1,030
Depreciation (real estate related)	635	651	1,938	1,985

5.  Disposition of Property

During the 2008 period, we did not have any property dispositions.  In October 2007, we completed the sale of our property in Boaz, Alabama.  Net proceeds received from the sale of the property were approximately $2.0 million.  Below is a summary of the results of operations for the Boaz, Alabama property sold during the third quarter of 2007 (in thousands):

Summary Statements of Operations -	Three Months Ended		Nine Months Ended
Disposed Properties Included in	September 30,		September 30,
Discontinued Operations	2008	2007	2008	2007
Revenues:
Base rentals	$ ---	$ 141	$ ---	$ 417
Percentage rentals	---	---	---	1
Expense reimbursements	---	37	---	103
Other income	---	6	---	15
Total revenues	---	184	---	536
Expenses:
Property operating	---	105	---	291
General and administrative	---	5	---	9
Depreciation and amortization	---	48	---	145
Total expenses	---	158	---	445
Discontinued operations	$ ---	$ 26	$ ---	$ 91

6.	Debt

During the second quarter of 2008, we closed on a $235.0 million unsecured three year term loan facility.  The syndicated facility was jointly arranged by Banc of America Securities LLC and Wells Fargo Bank, N.A., with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent.  The facility bears interest at a spread over LIBOR of 160 basis points, with the spread adjusting over time, based upon our debt ratings.  We currently maintain investment grade ratings with Moody's Investors Service (Baa3 stable) and Standard and Poor's Ratings Services (BBB).

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

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company for notional amounts of $118.0 million and $117.0 million respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  These swap agreements, when combined with the current spread of 160 basis points on the term loan facility, result in a blended interest rate on the $235.0 million of variable rate debt of 5.25% until April 1, 2011.

In accordance with our derivatives policy, the swaps were assessed for effectiveness at the time of the transaction and it was determined that there was no ineffectiveness.  The derivatives have been designated as cash flow hedges and will be assessed for effectiveness on an on-going basis at the end of each quarter.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.

In conjunction with the closing of the unsecured term loan facility discussed above, we settled two interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate amount of $200.0 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of a public debt offering during 2008, based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to execute a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

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

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of September 30, 2008 of $2.5 million. This balance will amortize into the statement of operations through October 2015.

The following table summarizes the notional amounts and fair values of our derivative financial instruments as of September 30, 2008 (in thousands).

Financial Instrument Type	Notional Amount	Average Rate	Maturity	Fair Value
LIBOR based interest rate swaps	$235,000	3.65%	April 2011	$(1,327)

8.	Other Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$12,007	$9,771	$21,321	$20,834
Other comprehensive income:
Reclassification adjustment for amortization of gain
on 2005 settlement of US treasury rate lock included
in net income	(69)	(66)	(206)	(194)

Reclassification adjustment for termination of US
treasury rate locks	---	---	17,760	---

Change in fair value of treasury rate locks	---	(6,498)	(9,006)	(1,645)

Change in fair value of cash flow hedges	(1,327)	---	(1,327)	---

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges	442	(815)	222	(859)
Other comprehensive income (loss)	(954)	(7,379)	7,443	(2,698)
Total comprehensive income	$11,053	$2,392	$28,764	$18,136

9.  Unit-Based Compensation

During the first quarter of 2008, the Company’s Board of Directors approved the grant of 190,000 restricted common shares of the Company to the Company’s independent directors and all of the Company’s officers.  The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company.  The restricted common shares granted to the Company’s independent directors vest ratably over a three year period.  The restricted common shares granted to Company officers vest ratably over a five year period.  The grant date fair value of the awards, or $37.04 per Company common share, was determined based upon the closing market price of the Company’s common shares on the day prior to the grant date in accordance with the terms of the Company’s Incentive Award Plan, or Plan.  Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded unit-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restricted units	$ 1,354	$ 1,014	$ 3,866	$ 2,801
Options	50	53	158	155
Total unit-based compensation	$ 1,404	$ 1,067	$ 4,024	$ 2,956

As of September 30, 2008, there was $14.3 million of total unrecognized compensation cost related to unvested unit-based compensation arrangements granted under the Plan.

10.	Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator
Income from continuing operations	$12,007	$9,745	$21,321	$20,743
Less applicable preferred unit distributions	(1,406)	(1,406)	(4,219)	(4,219)
Income from continuing operations available to
common unitholders	10,601	8,339	17,102	16,524
Discontinued operations	---	26	---	91
Net income available to common unitholders	$10,601	$8,365	$17,102	$16,615
Denominator
Basic weighted average common units	18,598	18,457	18,563	18,436
Effect of exchangeable notes	243	117	243	117
Effect of outstanding options	62	94	75	109
Effect of unvested restricted unit awards	66	65	69	72
Diluted weighted average common units	18,969	18,733	18,950	18,734

Basic earnings per common unit
Income from continuing operations	$.57	$.45	$.92	$.90
Net income	$.57	$.45	$.92	$.90

Diluted earnings per common unit
Income from continuing operations	$.56	$.45	$.90	$.88
Discontinued operations	---	---	---	.01
Net income	$.56	$.45	$.90	$.89

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

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to twice the market price of a Company common share.  No options were excluded from the computations for the three and nine months ended September 30, 2008 and 2007, respectively.

Restricted unit awards are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  All restricted units issued were included in the computation of diluted weighted average common units outstanding for the three and nine months ended September 30, 2008.  A total of 80,000 restricted units were excluded from the computation of diluted weighted average common units outstanding for the three and nine months ended September 30, 2007.  If the unit based awards were granted during the period, the units issuable are weighted to reflect the portion of the period during which the awards were outstanding.

At September 30, 2008 and December 31, 2007, the ownership interests of the Operating Partnership consisted of the following:

	2008	2007
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	150,000	150,000
Limited partners	18,715,506	18,547,926
Total common units	18,865,506	18,697,926

11.	Fair Value Measurements

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$(1,327)	---

(1) Included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS 157 to January 1, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Accordingly, our adoption of FAS 157 in 2008 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

Effective September 30, 2008, we adopted FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” or FSP 157-3, which was issued on October 10, 2008.  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 had no impact on our consolidated financial statements.

12.	Non-Cash Activities

During the second quarter, upon the closing of our LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering.  In accordance with FAS 133, we reclassified to earnings in the period the amount recorded in other comprehensive income, $17.8 million, related to these derivatives.  This amount had been frozen as of March 31, 2008 when we determined that the probability of the forecast transaction was “reasonably possible” instead of “probable”.  Effective April 1, 2008, we discontinued hedge accounting and the changes in the fair value of the derivative contracts subsequent to April 1, 2008 resulted in a gain of $8.9 million.  The accounting treatment of these derivatives resulted in a net loss on settlement of $8.9 million which has been reflected in the statement of cash flows as a non-cash operating activity.  The $8.9 million cash settlement of the derivatives during the second quarter was reflected in the statement of cash flows as change in accounts payable and accrued expenses.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of September 30, 2008 and 2007 amounted to $22.8 million and $27.9 million, respectively.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3.  FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, and requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting FSP 142-3. We are currently evaluating the impact of adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. Under FSP APB 14-1 the value assigned to the debt component must be the estimated fair value of a similar nonconvertible debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The adoption of FSP APB 14-1 in the first quarter of 2009 will result in approximately $.12 to $.16 per unit (net of incremental capitalized interest) of additional non-cash interest expense for the year ended 2008 related to our $149.5 million in convertible debt which was issued during the third quarter of 2006.

14.	Subsequent Events

In October 2008, we received a ratings upgrade from Standard and Poor’s Ratings Services, increasing our investment grade rating from BBB- to BBB.  We are one of only two real estate investment trusts to receive a ratings upgrade this year.

Also, in October 2008, we made the decision to terminate our purchase options with respect to our potential new developments in Port St. Lucie, Florida and Phoenix, Arizona.  As a result, we will write-off approximately $1.8 million of predevelopment costs related to these projects during the fourth quarter of 2008.  The write-off will be included in property operating expenses on the consolidated statement of operations in the fourth quarter of 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries.  The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as Part II, Item 1A – “Risk Factors” of this quarterly report on Form 10-Q for the quarter ended September 30, 2008.

General Overview

At September 30, 2008, our consolidated portfolio included 30 wholly owned outlet centers in 21 states totaling 8.8 million square feet compared to 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet at September 30, 2007.  The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of September 30, 2007	30	8,363	21
New development:
Washington, Pennsylvania	1	371	---
Center expansions:
Barstow, California	---	62	---
Branson, Missouri	---	25	---
Foley, Alabama	---	25	---
Gonzales, Louisiana	---	39	---
Tilton, New Hampshire	---	18	---
Dispositions:
Boaz, Alabama	(1)	(80)	---
As of September 30, 2008	30	8,823	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2008.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,315	99
Rehoboth Beach, Delaware (1)	568,869	100
Foley, Alabama	557,185	94
San Marcos, Texas	442,006	99
Myrtle Beach Hwy 501, South Carolina	426,417	92
Sevierville, Tennessee (1)	419,038	100
Hilton Head, South Carolina	393,094	88
Washington, Pennsylvania(2)	370,526	86
Charleston, South Carolina	352,315	95
Commerce II, Georgia	347,025	98
Howell, Michigan	324,631	97
Branson, Missouri	302,992	100
Park City, Utah	300,891	98
Locust Grove, Georgia	293,868	100
Westbrook, Connecticut	291,051	99
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,280	100
Tuscola, Illinois	256,514	80
Lancaster, Pennsylvania	255,152	100
Tilton, New Hampshire	245,563	100
Fort Myers, Florida	198,950	92
Commerce I, Georgia	185,750	72
Terrell, Texas	177,800	100
Barstow, California	171,300	100
West Branch, Michigan	112,120	100
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	8,823,011	97(2)

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, South Carolina (1)	402,442	100
Wisconsin Dells, Wisconsin	264,929	99

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Excludes the occupancy rate at our Washington, Pennsylvania outlet center which opened during the third quarter of 2008 and has not yet stabilized.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Base rentals increased $3.3 million, or 9%, in the 2008 period compared to the 2007 period.    Our base rental income increase was due mainly to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  In addition, since September 30, 2007 we have added approximately 169,000 square feet of expansion space at existing outlet centers.  During the 2008 period, we executed 33 leases totaling 133,000 square feet at an average increase of 30% in base rental rates.  This compares to our execution of 76 leases totaling 277,000 square feet at an average increase of 23% in base rental rates during the 2007 period.

Approximately $784,000 of the base rent increase was due to the opening of our outlet center in Washington, Pennsylvania during the 2008 period.  In addition, the amount of termination fees recognized in the 2008 period was approximately $430,000 higher when compared to the 2007 period from several tenants that terminated their lease prior to the expiration of its term.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

The values assigned at the acquisition date to the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to base rental income over the remaining term of the associated lease.  For the 2008 period, we recorded additional base rental income of approximately $135,000 for the net amortization of acquired lease values compared with approximately $277,000 of additional base rental income for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At September 30, 2008, the net liability representing the amount of unrecognized market lease values totaled approximately $688,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $494,000 or 21% from the 2007 period to the 2008 period.  Sales were negatively impacted by the general weakness in the US economy, as well as severe weather and hurricanes during the 2008 period.  Also, two outlet centers have been undergoing major reconfiguration projects this year which has severely impacted tenant sales at these outlet centers.  Excluding these two centers, reported same-space sales per square foot for the rolling twelve months ended September 30, 2008 were $341 per square foot, as compared to $340 per square foot for the rolling twelve months ended September 30, 2007.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.  In addition, a significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 87% in the 2008 and 2007 periods, respectively.

Property operating expenses increased $1.5 million, or 8%, in the 2008 period as compared to the 2007 period.  Our Washington, PA center that opened during the period accounted for $894,000 of the increase.  The remainder of the increase was due mainly to an increase in common area maintenance projects across the portfolio in the 2008 period and increases in payroll related costs.

General and administrative expenses increased $1.3 million, or 26%, in the 2008 period as compared to the 2007 period.  As a percentage of total revenues, general and administrative expenses were 10% and 8% in the 2008 and 2007 periods, respectively.  The increase is primarily due to the amortization of share based compensation from restricted units issued in February 2008.  In addition, the bonus accrual for the 2008 period is higher at this point in the year compared to the 2007 period based on an increase in the eligible average bonus percentage for executives.

Depreciation and amortization increased $379,000, or 3%, in the 2008 period compared to the 2007 period.   The Washington, PA outlet center, which opened and was placed in service during the 2008 period, accounted for approximately $356,000 of the increase.  In addition, the 2008 period includes incremental depreciation from expansion assets placed in service during the fourth quarter of 2007 at several existing outlet centers throughout the portfolio.  The 2007 period included a reconfiguration of our outlet center in Foley, Alabama.  As a part of that plan, approximately 40,000 square feet of gross leasable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life was accounted for as a change in accounting estimate.  Approximately 7,500 square feet was demolished during the third quarter of 2007 as scheduled.  Accelerated depreciation recognized on the buildings demolished during the third quarter of 2007 totaled $569,000.  The effect on diluted earnings per unit was a decrease of $.03 per unit for the three months ended September 30, 2007.

Interest expense decreased $940,000, or 9%, in the 2008 period compared to the 2007 period.  During June of 2008, we entered into a $235.0 million unsecured three year term loan facility.  The proceeds from this transaction were used to repay the $170.7 million secured mortgage and amounts outstanding under our unsecured lines of credit. Our unsecured lines of credit had been utilized in February 2008 to repay our $100.0 million, 9.125% unsecured senior notes.  The above transactions resulted in a lower weighted average borrowing rate on a comparable basis between the 2008 and 2007 periods, which more than offset the increase in average debt outstanding from our expansion and development activities.

Equity in earnings of unconsolidated joint ventures increased due to increases in rental rates on lease renewals at Myrtle Beach Hwy 17 and lower interest rates at Wisconsin Dells related to its variable interest rate mortgage.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Base rentals increased $7.8 million, or 7%, in the 2008 period compared to the 2007 period.  Our base rental income increase was due mainly to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  In addition, since September 30, 2007 we have added approximately 169,000 square feet of expansion space at existing outlet centers.  During the 2008 period, we executed 351 leases totaling 1.5 million square feet at an average increase of 26% in base rental rates.  This compares to our execution of 414 leases totaling 1.7 million square feet at an average increase of 22% in base rental rates during the 2007 period.

Approximately $784,000 of the base rent increase was due to the opening of our outlet center in Washington, Pennsylvania during the 2008 period.  The amount of termination fees recognized in the 2008 period was $493,000 higher when compared to the 2007 period from several tenants that terminated their lease prior to the expiration of its term.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

The values assigned at the acquisition date to the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to base rental income over the remaining term of the associated lease.  For the 2008 period, we recorded additional base rental income of $228,000 for the net amortization of acquired lease values compared with $877,000 of additional base rental income for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  During the 2008 period, two specific tenants vacated their space prior to the contractual termination of the leases causing us to record a reduction of base rental income associated with their above market leases of approximately $383,000.  At September 30, 2008, the net liability representing the amount of unrecognized market lease values totaled $688,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $1.3 million or 24%.  Sales were negatively impacted by the general weakness in the US economy, as well as severe weather and hurricanes during the 2008 period.  Also, two outlet centers have been undergoing major reconfiguration projects this year which has severely impacted tenant sales at these outlet centers.  Excluding these two centers, reported same-space sales per square foot for the rolling twelve months ended September 30, 2008 were $341 per square foot, as compared to $340 per square foot for the rolling twelve months ended September 30, 2007.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. In addition, a significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.

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

Property operating expenses increased $3.5 million, or 7%, in the 2008 period as compared to the 2007 period.  Our Washington, PA center that opened during the period accounted for $894,000 of the increase.  The remainder of the increase was due mainly to an increase in common area maintenance projects across the portfolio in the 2008 period.  We experienced higher snow removal costs at several of our properties in 2008 versus 2007 and several high performing centers experienced significant property tax increases upon revaluation since September 30, 2007.  In addition, mall operation costs increased due to normal payroll related increases.

General and administrative expenses increased $3.1 million, or 22%, in the 2008 period as compared to the 2007 period.  As a percentage of total revenues, general and administrative expenses were 10% and 8% in the 2008 and 2007 periods, respectively.  The increase is primarily due to the amortization of share based compensation from restricted units issued in late February 2008 and February 2007. In addition, the bonus accrual for the 2008 period is higher at this point in the year compared to the 2007 period based on an increase in the eligible average bonus percentage for executives.

Depreciation and amortization decreased $3.3 million, or 7%, in the 2008 period compared to the 2007 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of gross leasable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life was accounted for as a change in accounting estimate.  Accelerated depreciation recognized on the buildings demolished during the first nine months of 2007 totaled $5.9 million for the nine months ended September 30, 2007. The effect on diluted earnings per unit was a decrease of $.32 per unit for the nine months ended September 30, 2007.  The expected decrease in expense from the 2007 period from the acceleration was partially offset by additional depreciation from expansion assets placed in service during the fourth quarter of 2007 at several existing outlet centers and from the Washington, PA outlet center, which opened during the 2008 period.

Interest expense decreased $2.0 million, or 7%, in the 2008 period compared to the 2007 period. During June of 2008 we entered into a $235.0 million unsecured three year term loan facility.  The proceeds from this transaction were used to repay a $170.7 million secured mortgage and amounts outstanding under our unsecured lines of credit. Our unsecured lines of credit had been utilized in February 2008 to repay our $100.0 million, 9.125% unsecured senior notes.  The above transactions resulted in a lower weighted average borrowing rate on a comparable basis between the 2008 and 2007 periods, which more than offset the increase in average debt outstanding from our expansion and development activities.

During the second quarter of 2008, we settled two interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate of $200 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of a public debt offering during 2008, based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to execute such a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

Equity in earnings of unconsolidated joint ventures increased due to increases in rental rates on lease renewals at Myrtle Beach Hwy 17 and lower interest rates at Wisconsin Dells related to its variable interest rate mortgage.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities.  Rental and occupancy rates are the primary factors that influence property rental income levels.  During the past years we have experienced a consistent overall portfolio occupancy level between 95% and 98% with strong base rental rate growth.  These factors have led to our growth in net cash provided by operating activities from $69.0 million to $72.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.

Investing Activities

During the 2008 period, we completed construction of our outlet center in Washington, PA near Pittsburgh and had several existing center reconfigurations and renovations underway.  These development activities have caused net cash used in investing activities to increase from $59.4 million to $107.5 million for the nine month periods ended September 30, 2007 and 2008, respectively.  In addition, we have a development project underway through an unconsolidated joint venture, Deer Park, to develop and own a Tanger Outlet center in Deer Park, New York.  Additional capital contributions of $1.6 million were made to the joint venture during the 2008 period by each venture partner.  Subsequently, the center’s grand opening was held on October 23, 2008.

Financing Activities

Long-term debt is our primary method of financing the projects mentioned in the investing activities section as we derive the majority of our operating cash flows from our operating leases over an average of five years.  During 2008, we were successful in closing a $235.0 million, three year, unsecured term loan facility.  We also extended and increased our unsecured lines of credit with several major financial institutions.  We now have a borrowing capacity under our unsecured lines of credit of $325.0 million.  We repaid $100.0 million of 9.125% senior unsecured bonds and a $170.7 million mortgage loan during the first nine months of 2008.  The combination of these transactions enabled us to provide $36.7 million of net cash from financing activities in the 2008 period compared to using $15.6 million in the 2007 period.  In light of the current financial market environment, we consider the completion of these transactions as an example of our ability to access the capital markets.  See “Financing Arrangements” for further discussion of the above transactions.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Washington, Pennsylvania

On August 29, 2008, we held the grand opening of our 371,000 square foot outlet center located south of Pittsburgh in Washington, Pennsylvania.  Tenants include Nike, Gap, Old Navy, Banana Republic, Coach and others. The outlet center opened 86% leased.

Based upon the tremendous response by customers at this center’s grand opening events, we feel confident tenant interest in the remaining available space will remain high and additional signed leases will be completed during the first year stabilization period.

Expansions at Existing Centers

During the second quarter of 2008, we completed a 62,000 square foot expansion at our center located in Barstow, California.  As of September 30, 2008, the center contained a total of approximately 171,000 square feet, including the newly opened expansion space.  The outlet center is 100% occupied.

Commitments to complete construction of the Washington, PA development, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Lincoln City, Oregon; Park City, Utah and Foley, Alabama and other capital expenditure requirements amounted to approximately $11.4 million at September 30, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

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

During the first quarter of 2008, we announced our plans to build an upscale outlet shopping center in Irving, Texas, our third in the state.  The new Tanger outlet center will be strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  The site is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.  We recently entered into a purchase and sale agreement with the University of Dallas for the center's 50 acre site.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that these sites will ultimately be developed.

In October 2008, we made the decision to terminate our purchase options with respect to our potential new developments in Port St. Lucie, Florida and Phoenix, Arizona.  As a result, we will write-off approximately $1.8 million of predevelopment costs related to these projects during the fourth quarter of 2008.  The write-off will be included in property operating expenses on the consolidated statement of operations in the fourth quarter of 2008.

UNCONSOLIDATED JOINT VENTURES

The following table details certain information as of September 30, 2008 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,442	$0.3	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.4	$25.3

Deer Park	Deer Park, Long Island NY	2008	33%	682,000	$6.4	$198.7

We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise.  This results in a higher return for the joint venture on its investment and in a higher return on our investment in the joint venture.  We have joint and several guarantees for a portion of the debt outstanding for Wisconsin Dells and Deer Park as of September 30, 2008.

As is typical in real estate joint ventures, each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to incur a significant cash outflow in order to maintain an ownership position in these outlet centers.

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a center in Deer Park, New York. On October 23, 2008, we held the grand opening of the initial phase that contains approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 67,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  The retail space at the center opened 77% leased.  Upon completion of the project, the entire shopping center will contain over 800,000 square feet.

During 2008, we made additional capital contributions of $1.6 million to Deer Park. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the project was approximately $4.8 million.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project with a weighted average interest rate of one month LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%.  The loan, which had a balance as of September 30, 2008 of $196.4 million, is scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $82.4 million as of September 30, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million as of November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Financing Arrangements

During the second quarter of 2008, we closed on a $235.0 million unsecured three year term loan facility.  The syndicated facility was jointly arranged by Banc of America Securities LLC and Wells Fargo Bank, N.A., with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent.  The facility bears interest at a spread over LIBOR of 160 basis points, with the spread adjusting over time, based upon our debt ratings.  We currently maintain investment grade ratings with Moody's Investors Service (Baa3 stable) and Standard and Poor's Ratings Services (BBB).

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

In July 2008 and September 2008, we entered into interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company for notional amounts of $118.0 million and $117.0 million respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  These swap agreements, when combined with the current spread of 160 basis points on the term loan facility, fixes our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured lines of credit with the current borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  One line of credit, representing $25.0 million and for which no amounts were outstanding on September 30, 2008, expires in June 2009.

At September 30, 2008, 100% of our outstanding long-term debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered.  The average interest rate, including loan cost amortization, on average debt outstanding was 5.1% and 6.7% for the three months ended September 30, 2008 and 2007, respectively, and 5.4% and 6.6% for the nine months ended September 30, 2008 and 2007, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders’ best interests.  We believe that we are currently in a strong financial position to execute our operating and growth strategies despite the present turmoil within the financial and capital markets.  Approximately 81% of our debt is now at fixed rates, our wholly-owned portfolio of properties is 100% unencumbered, and we have no debt maturities until 2011.  We, together with the Company under our joint shelf registration, are allowed to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2008 and 2009.

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

On October 10, 2008, the Board of Trustees of Tanger GP Trust, acting in its capacity as our general partner, declared a $.76 cash distribution per common unit payable on November 14, 2008 to each unitholder of record on October 31, 2008.  The Trustees of Tanger GP Trust also declared a $.46875 cash distribution per 7.5% Class C Cumulative Preferred Unit payable on November 14, 2008 to holders of record on October 31, 2008.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $25.3 million construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006.  We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which as of September 30, 2008 had a balance of $198.7 million.  See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 joint venture mortgage collateralized by the outlet center is $17.9 million. No guarantee is required by us related to the Myrtle Beach Hwy 17 mortgage.

Critical Accounting Policies and Estimates

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2008.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures and a 33% owner of the Deer Park joint venture.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17, Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Fee:
Management and leasing	$ 405	$ 137	$ 898	$ 416
Marketing	28	25	93	82
Total Fees	$ 433	$ 162	$ 991	$ 498

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is its sole general partner.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $6.8 million and $6.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3.  FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of an identified intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, and requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting FSP 142-3.  We are currently evaluating the impact of adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. Under FSP APB 14-1 the value assigned to the debt component must be the estimated fair value of a similar nonconvertible debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The adoption of FSP APB 14-1 in the first quarter of 2009 will result in approximately $.12 to $.16 per unit (net of incremental capitalized interest) of additional non-cash interest expense for the year ended 2008 related to our $149.5 million in convertible debt which was issued during the third quarter of 2006.

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

Below is a reconciliation of net income to FFO for the three and nine months ended September 30, 2008 and 2007 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
FUNDS FROM OPERATIONS
Net income	$12,007	$9,771	$21,321	$20,834
Adjusted for:
Depreciation and amortization
attributable to discontinued operations	---	48	---	145
Depreciation and amortization uniquely significant to
real estate – consolidated	15,219	14,865	45,335	48,641
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	635	651	1,938	1,985
Funds from operations (FFO)	27,861	25,335	68,594	71,605
Preferred unit distributions	(1,406)	(1,406)	(4,219)	(4,219)
Funds from operations available to common
unitholders	$26,455	$23,929	$64,375	$67,386
Weighted average units outstanding (1)	18,969	18,733	18,950	18,734
(1)	Includes the dilutive effect of options, restricted unit awards and exchangeable notes.

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

As of September 30, 2008, we had renewed approximately 1,040,000 square feet, or 77% of the square feet scheduled to expire in 2008.  The existing tenants have renewed at an average base rental rate approximately 18% higher than the expiring rate.  We also re-tenanted approximately 481,000 square feet of vacant space during the first nine months of 2008 at a 44% increase in the average base rental rate from that which was previously charged.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks.  No one tenant (including affiliates) accounted for more than 6% of our combined base and percentage rental revenues for the three or nine months ended September 30, 2008.

However, in the first quarter of 2008, thirty-eight stores were vacated that were occupied by six tenants, representing a gross leasable area of approximately 236,000 square feet.  Sales for these tenants averaged only $165 per square foot, with an average base rental rate of $16 per square foot.  Approximately 51% of this space has now been released at base rental rates averaging 61% higher than the average rent being paid by the previous tenants.  Our goal is to have most of the remaining space released by the middle of 2009.

We also have three tenants that announced plans to close stores throughout their outlet portfolios for various reasons.  Within our portfolio, this represents thirty-two stores containing approximately 93,000 square feet of the gross leasable area.  These stores represent some of the least productive stores in our portfolio, with average sales of approximately $197 per square foot and average base rental rates of approximately $18 per square foot.  While some stores have closed, the majority of these store closings will occur during the fourth quarter of 2008 and the beginning of 2009, giving us time to work on re-tenanting this space with higher volume tenants.  We do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of September 30, 2008 and 2007, our centers were 97% occupied.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  These swap agreements, when combined with the current spread of 160 basis points on the term loan facility, fixes our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At September 30, 2008, the amount of funds we would have to pay to settle these contracts was $1.3 million.  If the one month LIBOR rate decreased 1% and we were to terminate the agreements, we would have to pay $7.0 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.

As of September 30, 2008, 19% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations.  A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $1.5 million in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total long-term debt at September 30, 2008 was $779.3 million and its recorded value was $783.3 million.  A 1% increase or decrease from prevailing interest rates at September 30, 2008 would result in a corresponding decrease or increase in fair value of total long-term debt by approximately $35.0 million.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008. There were no changes to the Operating Partnership’s internal controls over financial reporting during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 1A. Risk Factors

At September 30, 2008, we updated the risk factors in our 2007 Annual Report on Form 10-K as described below related to the national and world-wide financial situation:

We are subject to the risks associated with debt financing.

We are subject to the risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest.  If the national and world-wide financial crisis continues, potential disruptions in the capital and credit markets may adversely affect our operations, including the ability to fund the planned capital expenditures and potential new developments or acquisitions.  Further, there is the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to access capital markets to refinance our indebtedness on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses.

Item 6.Exhibits

10.8
Amended and Restated Employment Agreement for Lisa J. Morrison effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s current report on Form 8-K dated May 5, 2008).

10.9
Amended and Restated Employment Agreement for Joseph H. Nehmen effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s current report on Form 8-K dated May 5, 2008).

10.21
Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company’s current report on Form 8-K dated June 11, 2008).

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

DATE: November 7, 2008

Exhibit Index

Exhibit No.                                           Description
__________________________________________________________________________________

10.8
 Amended and Restated Employment Agreement for Lisa J. Morrison effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.9
 Amended and Restated Employment Agreement for Joseph H. Nehmen effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.21
 Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated June 11, 2008).

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