Form 10-K/A
period 2007-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2009-02-20
CIK 1004036

 United States

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549

 FORM 10-K/A

 (Amendment No.1)

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
☐  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐  No ☒

Documents Incorporated By Reference
Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the
Company’s Annual Meeting of Shareholders to be held May 16, 2008.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the
Securities and Exchange Commission, or the SEC, on February 28, 2008, to amend the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer
originally filed as Exhibits 31.1 and 31.2, which inadvertently included an incorrect version of paragraph 5 of the certification.  This Form 10-K/A is solely limited to correcting the certifications. Since this Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged.

PART II

Item 9A.                      Controls and Procedures

 (a)
Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger, and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello Jr., (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the registrant, evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2007 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 (b)
Management’s report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer of the Operating Partnership’s general partner, or persons performing similar functions, and effected by the board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership’s management, with the participation of the chief executive officer and principal financial and accounting officer of the Operating Partnership’s general partner, has established and maintained policies and procedures designed to maintain the adequacy of the
Company’s internal control over financial reporting, and includes those policies and procedures that:

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

The management of the Operating Partnership’s general partner has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of
December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO).  Based on our assessment and those criteria, the management of the Operating Partnership’s general partner has concluded that the Operating
Partnership’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item15 of the 2007 Form 10-K.

 (c)

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statements

Exhibits

Exhibit No.                                                      Description

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

TANGER PROPERTIES LIMITED PARTNERSHIP

By:  /s/ Steven B. Tanger
Steven B. Tanger
President and Chief Executive Officer
Tanger GP Trust, sole general partner of the Registrant

February 20, 2009