Form 10-K
period 2008-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2009-02-27
CIK 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number No.
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

Documents Incorporated By Reference
Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 2009.

PART I

Item 1.   Business

The Company

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  We are one of the largest owners and operators of factory outlet centers in the United States.  As of December 31, 2008, we owned and operated 30 outlet centers, with a total gross leasable area of approximately 8.8 million square feet.  These factory outlet centers were 97% occupied and contained over 1,900 stores, representing approximately 370 store brands.  We also operated and had partial ownership interests in three outlet centers totaling approximately 1.4 million square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust, or REIT.  The Company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust.  The Tanger GP Trust controls the Operating Partnership as its sole general partner.  The Tanger LP Trust holds a limited partnership interest.  The remaining units are held by the Tanger family through ownership of the Tanger Family Limited Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of the Tanger Family Limited Partnership.  Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries.  The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2008, Tanger GP Trust owned 150,000 units of the Operating Partnership, Tanger LP Trust owned 15,683,751 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units.  Each Tanger Family Limited Partnership unit is exchangeable for two of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT.  In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company’s issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares.  If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company’s Class C Preferred Shares.

As of February 1, 2009, the Company’s management beneficially owned approximately 19% of all outstanding Company common shares (assuming the Tanger Family Limited Partnership’s common units are exchanged for Company common shares but without giving effect to the exercise of any outstanding share and partnership unit options or the conversion of the exchangeable notes).

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

We are a North Carolina limited partnership that was formed in May 1993.  Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010.  Our website can be accessed at www.tangeroutlet.com.  A copy of our 10-K’s, 10-Q’s, 8-K’s and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission.

Recent Developments

Washington, Pennsylvania and Deer Park (Long Island), New York

On August 29, 2008, we held the grand opening of our 371,000 square foot outlet center located south of Pittsburgh in Washington, Pennsylvania.  Tenants include Nike, Gap, Old Navy, Banana Republic, Coach and others. At December 31, 2008, the outlet center was 85% leased.  Based upon the response by customers at this center’s grand opening events, we believe there is tenant interest in the remaining available space and additional signed leases will be completed over time.

On October 23, 2008, we held the grand opening of the initial phase of the Deer Park, New York project.  The project contains approximately 685,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which is the first and only one on Long Island. Other tenants include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 67,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  The project also includes approximately 29,000 square feet of warehouse space that is utilized to support the operations of our tenants. The project was 78% occupied as of December 31, 2008.

Acquisition of Interest in Myrtle Beach Highway 17 Joint Venture

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.

Potential Future Developments

We currently have an option for a new development site located in Mebane, North Carolina on the highly traveled Interstate 40/85 corridor, which sees over 83,000 cars daily.  The site is located halfway between the Research Triangle Park area of Raleigh, Durham, and Chapel Hill, and the Triad area of Greensboro, High Point and Winston-Salem.  During the option period, we are analyzing the viability of the site and determining whether to proceed with the development of a center at this location.

We currently have an option for a new development site located in Irving, Texas, which would be our third in the state. The site is strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  It is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that either of these sites will ultimately be developed.  These projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.  In the fourth quarter of 2008, we made the decision to terminate our purchase options in Port St. Lucie, Florida and Phoenix, Arizona.  As a result, we recorded a $3.9 million charge relating to our predevelopment costs on these and other projects deemed no longer probable.

Store Closings Related to Current Economic Environment

Our country and the world are facing some of the most difficult financial times in recent history.  This uncertainty has affected all sectors of business and the retail outlet sector is no exception.  Following is a listing of significant tenants that had store closings in 2008 and those that have informed us of their intention to close in the coming year:
Tenants	Time period of closing	Square feet	Square feet re-leased	% increase in base rent upon re-lease
Mikasa, Borders, Springmaid, Bombay, WestPoint Stevens, Little Me	1st half 2008	236,000	60%	64%
Geoffrey Beene, Big Dog, Pepperidge Farms	2nd half 2008	93,000	31%	63%
Pfaltzgraff, S&K Menswear, Koret, Sag Harbor, KB Toys	2009	171,000	---	---

Much of this space is being re-leased with substantial increases in base rental rates.  However, given current economic conditions it may take longer to re-lease the remaining space and more difficult to achieve similar increases in base rental rates.  Also, there may be additional tenants that have not informed us of their intentions and which may close stores in the coming year.  There can be no assurances that we will be able to re-lease such space.  While the timing of an economic recovery is unclear and these conditions may not improve quickly, we believe in our business and our long-term strategy.

Financing Transactions

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases were identical to those included within the existing unsecured lines of credit.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  One line of credit, representing $25.0 million and for which no amounts were outstanding on December 31, 2008 is scheduled to expire in June 2009.

During the second quarter of 2008, we closed on a $235.0 million unsecured three year syndicated term loan facility.  Based on our current debt ratings, the facility bears interest of LIBOR plus 160 basis points.  Depending on our investment grade debt ratings, the interest rate can vary from LIBOR plus 125 basis points to LIBOR plus 195 basis points.

In June 2008, proceeds from the term loan were used to pay off our mortgage loan with a principal balance of approximately $170.7 million.  A prepayment premium, representing interest through the July payment date, of approximately $406,000 was paid at closing.  The remaining proceeds of approximately $62.8 million, net of closing costs, were applied against amounts outstanding on our unsecured lines of credit and to settle two interest rate lock protection agreements.

In July 2008 and September 2008, we entered into interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company, or BB&T, for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

In October 2008, our debt rating was upgraded by the Standard and Poor’s Ratings Services from BBB- to BBB, making the Company one of only two REITs to receive a ratings upgrade in 2008.  We currently have an investment grade rating with Moody’s Investors Service of Baa3.  Because of this upgrade, one of our line of credit borrowing rates decreased to LIBOR plus 60 basis points.  Of the $161.5 million outstanding on our unsecured lines of credit as of December 31, 2008, the borrowing rates range from LIBOR plus 60 basis points to LIBOR plus 75 basis points.

We believe our current balance sheet position is financially sound; however, due to the current weakness in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next debt maturities occur.  As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

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

We believe that factory outlet centers will continue to present attractive opportunities for capital investment in the long-term. We further believe, based upon our contacts with present and prospective tenants that many companies will continue to utilize the factory outlet concept as a profitable distribution vehicle.  However, due to present economic conditions and illiquidity in the financial and credit markets, new development or expansion may not provide the attractive investment returns historically achieved.

Our Factory Outlet Centers

Each of our factory outlet centers carries the Tanger brand name.  We believe that national manufacturers and consumers recognize the Tanger brand as one that provides factory outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, we have developed long-standing relationships with many national and regional manufacturers.  Because of our established relationships with many manufacturers, we believe we are well positioned for the long-term.

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

As of February 1, 2009, we had a diverse tenant base comprised of approximately 370 different well-known, upscale, national designer or brand name concepts, such as Polo Ralph Lauren, Off Saks Fifth Avenue, Neiman Marcus, GAP, Banana Republic, Old Navy, Liz Claiborne, Juicy, Kate Spade, Lucky Brand Jeans, Reebok, Tommy Hilfiger, Abercrombie & Fitch, Hollister, Eddie Bauer, Coach Leatherware, Brooks Brothers, BCGB, Michael Kors, Nike and others.  Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2008, 2007 and 2006.  As of February 1, 2009, our largest tenant, The Gap Inc., including all of its store concepts, accounted for approximately 8.4% of our leasable square feet.  Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2008.  Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of 2008 revenues.  In conclusion, only small portions of our revenues are dependent on contingent revenue sources.

Business History

Stanley K. Tanger, the Company’s founder and Chairman of the Board of Directors, entered the factory outlet center business in 1981.  Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our President and Chief Executive Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc., or Tanger/Creighton, which business included the operation of five factory outlet stores.  Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton’s factory outlet stores, they recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

In 1981, Stanley K. Tanger began developing successful factory outlet centers.  Steven B. Tanger joined the Company in 1986.  By June 1993, the Tangers had developed 17 centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company.  Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of factory outlet centers in the country.

Business Strategy

The Operating Partnership has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices.  We partner with many of the world’s best known and most respected retailers and manufacturers.  By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for more than a quarter century.  The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 370 brand name manufacturers.

Nothing takes the place of experience.  We have had a solid track record of success in the outlet industry for the past 28 years.  In 1993, Tanger led the way by becoming the industry’s first outlet center company to be publicly traded.  Our seasoned team of real estate professionals utilizes the knowledge and experience that we have gained to give us a competitive advantage and a history of accomplishments in the manufacturers’ outlet business.

We are proud to report that as of December 31, 2008, our wholly- owned outlet centers were 97% occupied with average tenant sales of $328 per square foot.  Our properties have had an average occupancy rate of 95% or greater on December 31st of each year since 1981. The ability to achieve this level of performance is a testament to our long-standing relationships, industry experience and our expertise in the development and operation of manufacturers' outlet centers.

Growth Strategy

Growth doesn’t happen by chance.  Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth.  We focus our efforts on increasing rents in our existing centers, renovation and expansion of our mature centers and reaching new markets through the ground-up development or acquisition of new outlet centers.

Increasing Rents at Existing Centers

Our leasing team implements an ongoing strategy designed to positively impact our bottom line.  This is accomplished through the aggressive marketing of available space to maintain our standard for high occupancy levels.  Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents.  Due to the overall high performance of our shopping centers, we have historically been able to renew leases at higher base rents per square-foot and attract stronger, more popular brands to replace under performing tenants.

Developing New Centers and Expanding Existing Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States of America in the long-term.  As we search the country looking for new markets, we do our homework and determine site viability on a timely and cost-effective basis.  Our 28 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.  Keeping our shopping centers across the nation vibrant and growing is a key part of our formula for success.  In order to maintain our reputation as the premiere outlet shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers coast to coast.  We hope that the current difficult conditions will moderate over time but the timing of an economic recovery is unclear and these conditions may not improve quickly. While we expect development to continue to be important to the growth of our portfolio in the long-term, we expect decreasing levels of development activity in 2009 as compared to prior years.

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

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first.  Historically, we required that at least 50% of the space in each center is pre-leased prior to acquiring the site and beginning construction.  Given the current economic environment, we are taking a cautionary approach to development in order to insure the success of our future projects.  Our pre-leasing policy is consistent with our conservative financing perspective and the discipline we impose upon ourselves.  Construction of a new factory outlet center has normally taken us nine to twelve months from groundbreaking to the opening of the first tenant stores.  Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

Acquiring Centers

As a means of creating a presence in key markets and to create unitholder value, we may selectively choose to acquire individual properties or portfolios of properties that meet our strategic investment criteria.  We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and our management experience will allow us to evaluate and execute our acquisition strategy successfully over time. Through our tenant relationships, our leasing professionals have the ability to implement a remerchandising strategy when needed to increase occupancy rates and value.  We believe that our managerial skills, marketing expertise and overall outlet industry experience will also allow us to add long-term value and viability to these centers.

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies, we strive to improve sales and profitability for our tenants and our shopping centers as a whole.  Achieving higher base and percentage rents and generating additional income from temporary leasing, vending and other sources also remains an important focus and goal.

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

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) manage our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to our liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting our underperforming assets and maintaining a conservative distribution payout ratio.

Our goal is to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders’ best interests.  We believe our current balance sheet position is financially sound; however, due to the current weakness and unpredictability in the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next debt maturities occur.  As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

At the Company’s 2007 Annual Shareholders’ Meeting, shareholders approved an increase in the Company’s authorized common shares from 50.0 million to 150.0 million and added four additional classes of preferred shares with an authorized number of four million shares each.  All proceeds from the Company’s common and preferred share issuances are contributed to the Operating Partnership in exchange for common and preferred units.  We, together with the Company, have a joint shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3.  We intend to update our shelf registration during the second quarter of 2009.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2009.

In October 2008, our debt rating was upgraded by the Standard and Poor’s Ratings Services from BBB- to BBB, making the Company one of only two REITs to receive a ratings upgrade in 2008.  We currently have an investment grade rating with Moody’s Investors Service of Baa3.  Because of this upgrade, one of our line of credit borrowing rates decreased to LIBOR plus 60 basis points.  Of the $161.5 million outstanding on our unsecured lines of credit as of December 31, 2008, the borrowing rates range from LIBOR plus 60 basis points to LIBOR plus 75 basis points.

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

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located.  In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 31 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits.  Northline Indemnity, LLC, or Northline, a wholly-owned captive insurance subsidiary of the Operating Partnership, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage.  Specified types and amounts of insurance are required to be carried by each tenant under their lease agreement with us.  There are however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations.  An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of February 1, 2009, we had 207 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 31 business offices.  At that date, we also employed 233 part-time employees at various locations.

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

Our earnings and therefore our profitability are entirely dependent on rental income from real property.

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

We are subject to the risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest.  If the national and world-wide financial crisis continues, disruptions in the capital and credit markets may adversely affect our operations, including the ability to fund the planned capital expenditures and potential new developments or acquisitions.  Further, there is the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to access capital markets to refinance our indebtedness on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses.

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

An uninsured loss or a loss that exceeds our insurance policies on our factory outlet centers or the insurance policies of our tenants could subject us to lost capital or revenue on those centers.

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

Under the terms and conditions of our leases, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons and contamination of air, water, land or property, on or off the premises, due to activities conducted in the leased space, except for claims arising from negligence or intentional misconduct by us or our agents. Additionally, tenants generally are required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies acceptable to us. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the leased space. All of these policies may involve substantial deductibles and certain exclusions.  Therefore, an uninsured loss or loss that exceeds the insurance policies of our tenants could also subject us to lost capital or revenue.

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

Our markets recently experienced historically high fuel prices. Most shoppers use private automobile transportation to travel to our factory outlet centers and many of our centers are not easily accessible by public transportation. Increasing fuel costs may reduce the number of trips to our centers thus reducing the amount spent at our centers. Many of our factory outlet center locations near tourist destinations may experience an even more acute reduction of shoppers if there were a reduction of people opting to drive to vacation destinations. Such reductions in traffic could adversely impact our percentage rents and ability to renew and release space at current rental rates.

Increasing fuel costs may also reduce disposable income and decrease demand for retail products. Such a decrease could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at current rental rates.

Item 1B.            Unresolved Staff Comments

There are no unresolved staff comments from the Commission.

Item 2.               Properties

As of February 1, 2009, our wholly-owned portfolio consisted of 31 outlet centers totaling 9.2 million square feet located in 21 states. We operate and own interests in two other centers totaling approximately 950,000 square feet through unconsolidated joint ventures.  Our centers range in size from 24,619 to 729,315 square feet.  The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant.  Our Foley, Alabama and Riverhead, New York centers are the only properties that represented more than 10% of our consolidated total assets or consolidated total revenues as of December 31, 2008. See “Business and Properties - Significant Property”.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

With the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture in January 2009, we now have one center which serves as collateral for a mortgage note payable.  Of the 31 outlet centers in our wholly-owned portfolio, we own the land underlying twenty-seven and have ground leases on four. The land on which the Sevierville center is located is subject to long-term ground leases expiring in 2046.  The land parcel on which the original Riverhead center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each.  Terms on the Riverhead center ground lease are renewed automatically unless we give notice otherwise.  The land parcel on which the Riverhead center expansion is located, containing approximately 43 acres, is owned by us.  The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.  The approximately 40 acre land parcel on which the Myrtle Beach Hwy 17 center is located is subject to a ground lease with an initial term that expires in 2026 and contains provisions for seven successive renewal options of ten years each.

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

The following table summarizes certain information with respect to our wholly-owned outlet centers as of February 1, 2009.

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	4	1,569,268	17
Georgia	3	826,643	9
New York	1	729,315	8
Pennsylvania	2	625,678	7
Texas	2	619,806	7
Delaware	1	568,869	6
Alabama	1	557,185	6
Michigan	2	436,751	5
Tennessee	1	419,038	4
Missouri	1	302,992	3
Utah	1	298,379	3
Connecticut	1	291,051	3
Louisiana	1	282,403	3
Iowa	1	277,230	3
Oregon	1	270,280	3
Illinois	1	256,514	3
New Hampshire	1	245,563	3
Florida	1	198,950	2
North Carolina	2	186,413	2
California	1	171,300	2
Maine	2	84,313	1
Total	31	9,217,941	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2009.  Except as noted, all properties are fee owned.

Location	Square Feet	% Occupied
Wholly-Owned Outlet Centers
Riverhead, New York (1)	729,315	97
Rehoboth, Delaware (1)	568,869	98
Foley, Alabama	557,185	92
San Marcos, Texas	442,006	98
Myrtle Beach Hwy 501, South Carolina	426,417	88
Sevierville, Tennessee (1)	419,038	98
Myrtle Beach Hwy 17, South Carolina (1)	402,442	100
Hilton Head, South Carolina	388,094	89
Washington, Pennsylvania	370,526	83
Charleston, South Carolina	352,315	94
Commerce II, Georgia	347,025	94
Howell, Michigan	324,631	98
Branson, Missouri	302,992	96
Park City, Utah	298,379	100
Locust Grove, Georgia	293,868	97
Westbrook, Connecticut	291,051	96
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,280	95
Tuscola, Illinois	256,514	80
Lancaster, Pennsylvania	255,152	100
Tilton, New Hampshire	245,563	98
Fort Meyers, Florida	198,950	96
Commerce I, Georgia	185,750	72
Terrell, Texas	177,800	97
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	97
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
	9,217,941	95 (2)
Unconsolidated Joint Ventures
Wisconsin Dells, Wisconsin (50% owned)	264,929	97
Deer Park, New York (33.3% owned) (3)	684,952	78

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Excludes the occupancy rate at our Washington, Pennsylvania outlet center which opened during the third quarter of 2008 and has not yet stabilized.
(3)	Includes a 29,253 square foot warehouse adjacent to the property utilized to support the operations of the retail tenants.

Lease Expirations

The following table sets forth, as of February 1, 2009, scheduled lease expirations for our wholly-owned outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. Square Feet(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2009	178	689,000	$ 17.09	$ 11,777,000	8
2010	318	1,315,000	17.98	23,642,000	16
2011	324	1,503,000	16.75	25,168,000	16
2012	313	1,491,000	16.90	25,191,000	16
2013	330	1,488,000	19.39	28,859,000	19
2014	126	643,000	16.82	10,815,000	7
2015	40	179,000	18.50	3,311,000	2
2016	45	194,000	20.61	3,999,000	3
2017	63	269,000	20.93	5,630,000	4
2018	63	286,000	27.77	7,942,000	5
2019 & thereafter	48	271,000	23.63	6,404,000	4
	1,848	8,328,000	$18.34	$152,738,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 890,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2009 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our wholly-owned outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet	Square Feet	% of Expiring Square Feet
2008	1,350,000	16	1,103,000	82
2007	1,572,000	19	1,246,000	79
2006	1,760,000	21	1,466,000	83
2005	1,812,000	22	1,525,000	84
2004	1,790,000	20	1,571,000	88

The following tables set forth the weighted average base rental rate increases per square foot on both a cash and straight-line basis for our wholly-owned outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

 Cash Basis (excludes periodic, contractual fixed rent increases)

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2008	1,103,000	$ 17.33	$ 19.69	14	492,000	$ 18.39	$ 24.48	33
2007	1,246,000	$ 16.11	$ 17.85	11	610,000	$ 17.07	$ 22.26	30
2006	1,466,000	$ 15.91	$ 17.22	8	465,000	$ 16.43	$ 19.16	17
2005	1,525,000	$ 15.44	$ 16.37	6	419,000	$ 16.56	$ 17.74	7
2004	1,571,000	$ 13.63	$ 14.40	6	427,000	$ 16.43	$ 17.27	5

Straight-line Basis (includes periodic, contractual fixed rent increases) (2)

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2008	1,103,000	$ 17.29	$ 20.31	17	492,000	$ 18.03	$ 25.97	44
2007	1,246,000	$ 15.94	$ 18.15	14	610,000	$ 16.75	$ 23.41	40
2006	1,466,000	$ 15.65	$ 17.43	11	465,000	$ 16.19	$ 19.90	23

(1)
The square footage released to new tenants for 2008, 2007, 2006, 2005 and 2004 contains 139,000, 164,000, 129,000, 112,000 and 94,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

(2)	Information not available prior to 2006.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution.  The following table sets forth for tenants that report sales, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our wholly-owned centers.

Year	Occupancy Costs as a % of Tenant Sales
2008	8.2
2007	7.7
2006	7.4
2005	7.5
2004	7.3

Tenants
The following table sets forth certain information for our wholly-owned centers with respect to our ten largest tenants and their store concepts as of February 1, 2009.

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	22	331,512	3.6
GAP	25	242,128	2.6
Banana Republic	20	167,542	1.8
Gap Kids	6	35,349	0.4
	73	776,531	8.4
Phillips-Van Heusen Corporation:
Bass Shoe	29	186,518	2.0
Van Heusen	28	113,357	1.2
Calvin Klein, Inc.	14	76,891	0.9
Izod	18	48,952	0.5
Geoffrey Beene Co. Store	3	13,380	0.2
	92	439,098	4.8
VF Outlet Inc.:
VF Outlet	8	199,541	2.2
Nautica Factory Stores	20	95,916	1.0
Vans	4	12,000	0.1
Nautica Kids	2	5,841	*
	34	313,298	3.3
Nike:
Nike	21	295,724	3.2
Cole-Haan	3	9,223	0.1
Converse	1	3,158	*
	25	308,105	3.3
Adidas:
Reebok	22	208,058	2.3
Adidas	8	74,030	0.8
Rockport	4	12,046	0.1
	34	294,134	3.2
Liz Claiborne:
Liz Claiborne	23	240,409	2.6
Lucky Brand Jeans	4	12,106	0.1
DKNY Jeans	2	5,820	0.1
Juicy	2	5,275	0.1
Liz Claiborne Women	1	3,100	0.1
Liz Golf	1	2,884	*
Kate Spade	1	2,500	*
	34	272,094	3.0
Dress Barn, Inc.:
Dress Barn	25	199,553	2.2
Maurice’s	9	36,027	0.4
Dress Barn Woman	3	18,572	0.2
Dress Barn Petite	2	9,570	0.1
	39	263,722	2.9
Carter’s:
OshKosh B”Gosh	24	122,282	1.3
Carter’s	23	107,223	1.2
	47	229,505	2.5
Jones Retail Corporation:
Nine West	21	53,827	0.6
Jones Retail Corporation	16	56,020	0.6
Easy Spirit	18	48,675	0.5
Kasper	12	29,803	0.3
Anne Klein	8	19,605	0.2
	75	207,930	2.2
Polo Ralph Lauren:
Polo Ralph Lauren	21	189,669	2.1
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*
	23	197,669	2.2

Total of all tenants listed in table	476	3,302,086	35.8

* Less than 0.1%.

Significant Property

The Foley, Alabama and Riverhead, New York centers are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets.  The Foley outlet center, acquired in December 2003, represented 10% of our consolidated total assets as of December 31, 2008.  The Foley outlet center is 557,185 square feet and underwent a major reconfiguration and renovation in 2007 and 2008.  The Riverhead center, originally constructed in 1994, represented 12% of our consolidated total revenues for the year ended December 31, 2008.  The Riverhead center is 729,315 square feet.

Tenants at the Foley and Riverhead outlet centers principally conduct retail sales operations.  The following table shows occupancy and certain base rental information related to these properties as of December 31, 2008, 2007 and 2006:

Center Occupancy	2008	2007	2006
Foley, AL	93%	97%	98%
Riverhead, NY	98%	100%	100%

Average base rental rates per weighted average square foot	2008	2007	2006
Foley, AL	$ 19.18	$ 19.13	$ 18.23
Riverhead, NY	$ 25.36	$ 23.59	$ 23.09

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets.  We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment.  Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.  At December 31, 2008, the net federal tax basis of the Foley and Riverhead centers was approximately $123.0 million and $69.8 million, respectively.  Real estate taxes assessed on these centers during 2008 amounted to $4.1 million.  Real estate taxes for 2009 are estimated to be approximately $4.2 million.

The following table sets forth, as of February 1, 2009, combined, scheduled lease expirations at the Foley and Riverhead outlet centers assuming that none of the tenants exercise renewal options:
Year	No. of Leases Expiring (1)	Square Feet (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2009	28	100,000	$ 23.86	$ 2,386,000	9
2010	42	171,000	23.25	3,975,000	15
2011	32	156,000	19.57	3,053,000	11
2012	55	249,000	22.76	5,667,000	21
2013	38	205,000	23.13	4,741,000	17
2014	19	103,000	19.06	1,963,000	7
2015	8	36,000	25.67	924,000	3
2016	8	25,000	28.88	722,000	3
2017	11	47,000	30.36	1,427,000	5
2018	11	43,000	31.79	1,367,000	5
2019 and thereafter	6	34,000	31.38	1,067,000	4
Total	258	1,169,000	$ 23.35	$ 27,292,000	100

(1)  Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 117,000 square feet.

(2)  Annualized base rent is defined as the minimum monthly payments due as of February 1, 2009, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated.  In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The Operating Partnership does not have any officers.  The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:

NAME	AGE	POSITION
Stanley K. Tanger	85	Founder and Chairman of the Board of Directors
Steven B Tanger	60	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	50	Executive Vice President – Chief Financial Officer and Secretary
Joseph N. Nehmen	60	Senior Vice President – Operations
Carrie A. Warren	46	Senior Vice President – Marketing
Kevin M. Dillon	50	Senior Vice President – Construction and Development
Lisa J. Morrison	49	Senior Vice President – Leasing
James F. Williams	44	Senior Vice President – Controller
Virginia R. Summerell	50	Vice President – Treasurer and Assistant Secretary

     The following is a biographical summary of the experience of the executive officers of the Company:

     Stanley K. Tanger.  Mr. Tanger is the founder and Chairman of the Board of Directors of the Company.  He also served as Chief Executive Officer from inception of the Company to December 2008 and President from inception to December 1994.  Mr. Tanger opened one of the country’s first outlet shopping centers in Burlington, North Carolina in 1981.  Before entering the factory outlet center business, Mr. Tanger was President and Chief Executive Officer of his family’s apparel manufacturing business, Tanger/Creighton, Inc., for 30 years.

     Steven B. Tanger.  Mr. Tanger is a director of the Company and was named President and Chief Executive Officer effective January 1, 2009.  Mr. Tanger served as President and Chief Operating Officer from January 1, 1995 to December 2008.  Previously, Mr. Tanger served as Executive Vice President from 1986 to December 1994.  He has been with Tanger-related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. He is responsible for all phases of project development, including site selection, land acquisition and development, leasing, marketing and overall management of existing outlet centers.  Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger is the son of Stanley K. Tanger.

     Frank C. Marchisello, Jr.  Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003 and was additionally named Secretary in May 2005.  Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994.  Previously, he served as Chief Accounting Officer from January 1993 to November 1994.  He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients.  Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

     Carrie A. Warren.  Ms. Warren was named Senior Vice President - Marketing in May 2000.  Previously, she held the position of Vice President – Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996.  Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region.  Prior to joining Prime Retail, L.P., Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years.  Ms. Warren is a graduate of East Carolina University.

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

     James F. Williams.  Mr. Williams was named Senior Vice President and Controller in February 2006.  Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997 and Vice President in April 2004. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

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

Market Information

There is no established public trading market for our common or preferred units.  As of December 31, 2008, the Company’s wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 15,833,751 common units and Tanger Family Limited Partnership owned 3,033,305 common units as a limited partner.  We made distributions per common unit during 2008 and 2007 as follows:

	2008	2007
First Quarter	$ .72	$ .68
Second Quarter	.76	.72
Third Quarter	.76	.72
Fourth Quarter	.76	.72
	$ 3.00	$ 2.84

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

Item 6.         Selected Financial Data

	2008	2007	2006	2005	2004
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$ 245,391	$ 228,765	$ 210,962	$ 197,949	$ 189,651
Operating income	78,904	71,565	68,942	73,769	68,961
Income from continuing operations	32,403	32,972	29,435	7,678	7,742
Net income	32,403	33,090	43,633	6,077	8,626
SHARE DATA
Basic:
Income from continuing operations	$ 1.44	$ 1.48	$ 1.31	$ .14	$ .47
Net income available to common
unitholders	$ 1.44	$ 1.49	$ 2.08	$ .32	$ .52
Weighted average common units	18,575	18,444	18,333	17,223	16,555
Diluted:
Income from continuing operations	$ 1.43	$ 1.45	$ 1.29	$ .14	$ .47
Net income available to common
unitholders	$ 1.43	$ 1.46	$ 2.06	$ .32	$ .52
Weighted average common units	18,715	18,868	18,574	17,341	16,650
Common distributions paid	$ 3.00	$ 2.84	$ 2.69	$ 2.56	$ 2.49
BALANCE SHEET DATA
Real estate assets, before depreciation	$ 1,399,529	$ 1,287,137	$ 1,216,847	$ 1,152,866	$1,077,393
Total assets	1,121,569	1,059,978	1,040,635	1,000,363	936,105
Debt	795,319	706,345	678,579	663,607	488,007
Partners’ equity	257,377	282,937	313,700	299,581	196,754

OTHER DATA
Cash flows provided by (used in):
Operating activities	$ 96,964	$ 98,609	$ 88,354	$ 83,912	$ 84,774
Investing activities	$ (133,483)	$ (84,803)	$ (63,336)	$ (336,563)	$ 2,607
Financing activities	$ 39,078	$ (19,826)	$ (19,531)	$ 251,488	$ (93,156)

Gross Leasable Area Open:
Wholly-owned	8,820	8,398	8,388	8,261	5,066
Partially-owned (consolidated)	---	---	---	---	3,271
Partially-owned (unconsolidated)	1,352	667	667	402	402
Managed	---	---	293	64	105

Number of outlet centers:
Wholly-owned	30	29	30	31	23
Partially-owned (consolidated)	---	---	---	---	9
Partially-owned (unconsolidated)	3	2	2	1	1
Managed	---	---	3	1	3

      In December 2003, COROC Holdings, LLC, or COROC, a joint venture in which we initially had a one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million.  In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest in this joint venture.  The transaction was funded with a combination of Company common and preferred shares and senior unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ‘believe’, ‘expect’, ‘intend’, ‘anticipate’, ‘estimate’, ‘project’, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2008, we had 30 wholly-owned centers in 21 states totaling 8.8 million square feet compared to 29 centers in 21 states totaling 8.4 million square feet as of December 31, 2007.  The changes in the number of centers, square feet and states are due to the following events:

	No. of Centers	Square feet (000’s)	States
As of December 31, 2007	29	8,398	21
Center expansion:
Barstow, California	---	55	---
New development:
Washington, Pennsylvania	1	371	---
Other	---	(4)	---
As of December 31, 2008	30	8,820	21

Results of Operations

2008 Compared to 2007

Base rentals increased $12.2 million, or 8%, in the 2008 period compared to the 2007 period.  Our base rental income increase was due mainly to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2008 period, we executed 377 leases totaling approximately 1.6 million square feet at an average increase of 26% in base rental rates.  This compares to our execution of 460 leases totaling approximately 1.9 million square feet at an average increase of 23% in base rental rates during the 2007 period. Base rentals also increased approximately $2.1 million due to the August 2008 opening of our new outlet center in Washington, Pennsylvania located south of Pittsburgh, Pennsylvania.  In addition, during the fourth quarter of 2007 and first quarter of 2008, we added approximately 144,000 square feet of expansion space at existing outlet centers.  The 2008 period includes a full year effect of additional base rent from these expansions.

In addition, the amount of termination fees recognized in the 2008 period was approximately $1.5 million higher when compared to the 2007 period due to several tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

The values of the above and below market leases recorded as a result of our property acquisitions are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  For the 2008 period, we recorded $356,000 to rental income for the net amortization of market lease values compared with $1.1 million for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At December 31, 2008, the net liability representing the amount of unrecognized below market lease values totaled approximately $560,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $1.7 million or 19%.  Sales were negatively impacted by the general weakness in the U.S. economy during the 2008 period.  Reported same-space sales per square foot for the twelve months ended December 31, 2008, excluding our center in Foley, Alabama and on Highway 501 in Myrtle Beach, South Carolina, both of which have been going through major renovations, were $336 per square foot, a 1.6% decrease over the prior year.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.  In addition, percentage rentals were negatively impacted by a significant number of tenants that renewed their leases at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses.  Accordingly, these reimbursements generally fluctuate consistently with the related reimbursable property operating expenses to which they relate.  Expense reimbursements increased $6.0 million, or 9%, in the 2008 period compared to the 2007 period.  The 2008 period includes an increase in termination fees related to recoverable expenses of $738,000 compared to 2007.  Excluding termination fees related to recoverable expenses and abandoned due diligence costs included in property operating expenses, expense reimbursements, expressed as a percentage of property operating expenses were 91% and 89% in the 2008 and 2007 periods, respectively.  This increase is due to higher caps on recoveries of reimbursable expenses negotiated upon the renewal of leases by tenants.

Property operating expenses increased by $7.5 million, or 10%, in the 2008 period as compared to the 2007 period.  Of this increase, $2.2 million relates incrementally to our Washington, PA outlet center which opened in August 2008.  We also incurred a $3.9 million charge relating to due diligence costs associated with potential development and acquisition opportunities that we no longer deemed probable as compared to $646,000 in the 2007 period.  Our common area maintenance costs increased as a result of higher snow removal costs and higher costs related to operating our mall offices at our outlet centers.  Also, property taxes were higher at several centers where expansions completed during the fourth quarter of 2007 were included in the 2008 period valuation.  Finally, our Charleston, SC outlet center, which opened in August 2006, was reassessed during 2008 for the first time at its completed value.

General and administrative expenses increased $3.3 million, or 17%, in the 2008 period as compared to the 2007 period.  As a percentage of total revenues, general and administrative expenses were 9% and 8% in the 2008 and 2007 periods, respectively.  The increase is primarily due to the amortization of share based compensation from restricted shares issued in late February 2008. In addition, the bonus compensation for the 2008 period was higher compared to the 2007 period based on an increase in the eligible bonus percentage for executives.

Depreciation and amortization decreased $1.5 million in the 2008 period compared to the 2007 period.  Depreciation expense was unusually high during 2007, due to the reconfiguration of our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet of gross leasable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and this was accounted for as a change in accounting estimate.  Accelerated depreciation recognized related to the reconfiguration was $6.0 million for the year ended December 31, 2007.  The expected decrease in expense from the 2007 period from the acceleration was partially offset by additional depreciation from expansion assets placed in service during the fourth quarter of 2007 at several existing outlet centers and from the Washington, PA outlet center, which opened during August 2008.

Interest expense decreased $1.6 million, or 4%, in the 2008 period compared to the 2007 period.  During June of 2008, we entered into a $235.0 million unsecured three year term loan facility.  After entering into interest rate swap protection agreements, the facility bears a weighted average interest rate of 5.25%.  The proceeds from this transaction were used to repay a $170.7 million secured mortgage bearing an effective interest rate of 5.18% and amounts outstanding under our unsecured lines of credit.  We utilized unsecured lines of credit in February 2008 to repay our $100.0 million, 9.125% unsecured senior notes.  Due to the above transactions and the decline in LIBOR rates during the year, we incurred a lower weighted average borrowing rate on a comparable basis between the 2008 and 2007 periods, which more than offset the increase in average debt outstanding from our expansion and development activities.

During the second quarter of 2008, we settled two interest rate lock protection agreements which were intended to fix the U.S. Treasury index at an average rate of 4.62% for 10 years for an aggregate $200 million of new public debt which was expected to be issued in July 2008.  We originally entered into these agreements in 2005.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to execute such a U.S. Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of U.S. treasury rate locks in our consolidated statements of operations.

Equity in earnings of unconsolidated joint ventures decreased $621,000, or 42%, in the 2008 period as compared to the 2007 period.  During the fourth quarter of 2008, the Tanger outlet center developed and operated by the joint venture, Deer Park, in which we have a 33.3% ownership interest, opened.  The outlet center was approximately 78% occupied as of December 31, 2008.  We recorded an equity loss of approximately $1.6 million related to Deer Park due to start up costs of operations and grand opening expenses.  This loss was offset by increases in equity in earnings over the 2007 period from Myrtle Beach Hwy 17 and Wisconsin Dells.  These increases were due to higher rental rates on lease renewals at Myrtle Beach Hwy 17 as well as lower interest rates and higher termination fees at Wisconsin Dells.  The Myrtle Beach Hwy 17 and Wisconsin Dells outlet centers were both 100% occupied at December 31, 2008.

Discontinued operations includes the results of operations and gains on sale of real estate of our Boaz, Alabama outlet center which was sold in 2007.

2007 Compared to 2006

Base rentals increased $8.7 million, or 6%, in the 2007 period compared to the 2006 period.  Our base rental income increased $5.5 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During 2007, we executed 460 leases totaling 1.9 million square feet at an average increase of 23%.  This compares to our execution of 479 leases totaling 1.9 million square feet at an average increase of 14% during 2006.  Base rentals also increased approximately $3.7 million related to a full year of operations for our outlet center in Charleston, South Carolina, which opened in August 2006.  However, decreases were recognized in the net amortization of above or below market leases totaling $317,000.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  For the 2007 period, we recorded $1.1 million to rental income for the net amortization of market lease values compared with $1.5 million for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At December 31, 2007, the net liability representing the amount of unrecognized below market lease values totaled $916,000.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $97.0 million, $98.6 million and $88.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Property rental income represents our primary source of net cash provided by operating activities.  Rental and occupancy rates are the primary factors that influence property rental income levels.  During the past years we have experienced a consistent overall portfolio occupancy level between 95% and 98% with strong base rental rate growth.  Cash from operations in 2008 decreased due to the cash settlement of the interest rate lock protection agreements, at a total cost of $8.9 million.  Excluding this cash settlement, net cash provided by operating activities would have increased $7.3 million in the 2008 period compared to the 2007 period.

Investing Activities

During the 2008 period, we completed construction of our outlet center in Washington, PA near Pittsburgh and had several existing center reconfigurations and renovations underway.  During the 2007 period, we completed approximately 89,000 square feet of expansion space at existing centers and incurred significant initial construction costs at the Washington, PA site.  During the 2006 period, we completed our outlet center in Charleston, SC and sold of our centers in Pigeon Forge, TN and North Branch, MN.  These development activities have caused net cash used in investing activities to increase from $63.3 million in 2006, to $84.8 million in 2007 and $133.5 million in 2008.  In addition in 2008, we made capital contributions of $1.6 million to the Deer Park joint venture to complete the development of the project which opened in October 2008.  Each of the ventures partners made equal contributions.

Financing Activities

Long-term debt is our primary method of financing the projects mentioned in the investing activities section as we derive the majority of our operating cash flows from our operating leases over an average of five years.  During 2008, we were successful in closing a $235.0 million, three year unsecured term loan facility.  We also extended and increased our unsecured lines of credit with several major financial institutions. We now have a borrowing capacity under our unsecured lines of credit of $325.0 million.  We repaid $100.0 million of 9.125% senior unsecured bonds and a $170.7 million mortgage loan during 2008.  The combination of these transactions enabled us to provide $39.1 million of net cash from financing activities in the 2008 period for funding of the aforementioned development compared to using $19.8 million in the 2007 period and $19.5 million in the 2006 period.  See “Financing Arrangements” for further discussion of the above transactions.

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

WHOLLY-OWNED CURRENT DEVELOPMENTS

Washington, Pennsylvania

On August 29, 2008, we held the grand opening of our 371,000 square foot outlet center located south of Pittsburgh in Washington, Pennsylvania.  Tenants include Nike, Gap, Old Navy, Banana Republic, Coach and others. At December 31, 2008 the outlet center was 85% leased.  Based upon the  response by customers at this center’s grand opening events, we believe there is tenant interest in the remaining available space and additional signed leases will be completed over time.  Tax incremental financing bonds have been issued related to the Washington project of which we have received approximately $16.4 million.  We receive proceeds from the tax increment financing bonds as we incur qualifying expenditures during construction of the center.

Expansions at Existing Centers

During the second quarter of 2008, we completed a 62,000 square foot expansion at our center located in Barstow, California.  As of December 31, 2008, the center contained a total of approximately 171,000 square feet, including the newly opened expansion space.  The outlet center is 100% occupied.

During the fourth quarter of 2008, we began an expansion of approximately 23,000 square feet at our Commerce II, Georgia center.  This expansion is projected to be open during the second quarter of 2009.

Commitments to complete construction of the Washington, PA development, the expansion in Commerce II, GA, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Lincoln City, Oregon; Park City, Utah and Foley, Alabama and other capital expenditure requirements amounted to approximately $11.3 million at December 31, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.  These projects will be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.

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

We currently have an option for a new development site located in Irving, Texas, which would be our third in the state. The site is strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  It is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that either of these sites will ultimately be developed.  These projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.  In the fourth quarter of 2008, we made the decision to terminate our purchase options in Port St. Lucie, Florida and Phoenix, Arizona.  As a result, we recorded a $3.9 million charge relating to our predevelopment costs on these and other projects deemed no longer probable.

WHOLLY-OWNED DISPOSITIONS

In October 2007, we completed the sale of our property in Boaz, AL.  Net proceeds received from the sale of the property were approximately $2.0 million.  We recorded a gain on sale of real estate of approximately $6,000.

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, TN and North Branch, MN. Net proceeds received from the sales of the centers were approximately $20.2 million.  We recorded gains on sales of real estate of $13.8 million associated with these sales during the first quarter of 2006.

Financing Arrangements

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases were identical to those included within the existing unsecured lines of credit. Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  One line of credit, representing $25.0 million and for which no amounts were outstanding on December 31, 2008, expires in June 2009.

During the second quarter of 2008, we closed on a $235.0 million unsecured three year syndicated term loan facility.  Based on our current debt ratings, the facility bears interest of LIBOR plus 160 basis points.  Depending on our investment grade debt ratings, the interest rate can vary from LIBOR plus 125 basis points to LIBOR plus 195 basis points.

In June 2008, proceeds from the term loan were used to pay off our mortgage loan with a principal balance of approximately $170.7 million.  A prepayment premium, representing interest through the July payment date, of approximately $406,000 was paid at closing.  The remaining proceeds of approximately $62.8 million, net of closing costs, were applied against amounts outstanding on our unsecured lines of credit and to settle two interest rate lock protection agreements.

In July 2008 and September 2008, we entered into interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

In October 2008, we were upgraded by the Standard and Poor’s Ratings Services from BBB- to BBB, making us one of only two REITs to receive a ratings upgrade in 2008.  We currently have an investment grade rating with Moody’s Investors Service of Baa3.  Because of this upgrade, one of our line of credit borrowing rates decreased to LIBOR plus 60 basis points.  Of the $161.5 million outstanding on our unsecured lines of credit as of December 31, 2008, the borrowing rates range from LIBOR plus 60 basis points to LIBOR plus 75 basis points.

In February 2006, the Company completed the sale of an additional 800,000 Class C Preferred Shares with net proceeds of approximately $19.4 million.  The proceeds, which were contributed to us in exchange for 800,000 preferred units, were used to repay amounts outstanding on our unsecured lines of credit.  After the offering, there were 3,000,000 Company Class C Preferred Shares (and Operating Partnership preferred units) outstanding.

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026.  The notes bear interest at a fixed coupon rate of 3.75%.  The notes are exchangeable into the Company’s common shares, at the option of the holder, at a current exchange ratio, subject to adjustment if the Company changes its dividend rate in the future, of 27.6856 shares per $1,000 principal amount of notes (or a current exchange price of $36.1198 per common share).  The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis.  On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess.  Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events.  In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date.  In no event will the total number of Company common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes.  Accordingly, the Company has reserved those shares.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests.  We have no significant maturities of debt until 2011.  During the third quarter of 2006, we, together with the Company, updated our joint shelf registration where we will be able to register unspecified amounts of different classes of securities on Form S-3.  We intend to update our shelf registration during the second quarter of 2009.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2009.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in order for the Company to maintain its status as a REIT for both the short and long-term.  Although we receive most of our rental payments on a monthly basis, distributions to unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually.  Amounts accumulated for such payments will be used in the interim to reduce any outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

We believe our current balance sheet position is financially sound; however, due to the current weakness in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next debt maturities occur.  As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2008 (in thousands):

Contractual
Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Debt (1)	$ ---	$ ---	$ 396,500	$ ---	$ ---	$ 399,500	$ 796,000
Operating leases	4,372	4,206	3,703	3,044	2,760	76,312	94,397
Preferred unit
distributions (2)	5,625	80,625	---	---	---	---	86,250
Interest payments (3)	35,205	35,205	25,939	20,981	20,981	103,631	241,942
	$ 45,202	$ 120,036	$ 426,142	$24,025	$ 23,741	$ 579,443	$ 1,218,589
(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2008.
(2)
Preferred unit distributions reflect distributions on our preferred units on which we pay an annual distribution of $1.875 per unit on 3,000,000 outstanding preferred units as of December 31, 2007.  The preferred units will be redeemed from the Company to the extent that the Company redeems its Class C Preferred Shares for $25.00 per share after the respective optional redemption date. The future obligations include future distributions on preferred shares/units through the optional redemption date and the redemption amount is included on the optional redemption date.

(3)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All of our variable rate debt agreements are based on the one month LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2008 was used.

In addition to the contractual payment obligations shown in the table above, should we decide to exercise our purchase option in 2009 related to the Mebane, NC property, described previously in the “Potential Future Developments” section, we expect to spend approximately $62.9 million in 2009 and beyond on the project.  We also expect to spend approximately $3.2 million in 2009 to complete an expansion of 23,000 square feet at our Commerce II, GA center and an additional $10.2 million to complete various renovation projects throughout our portfolio.  The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of a particular project.  These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.

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

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2008 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions) (1)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,442	$(0.4)	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.6	$25.3

Deer Park	Deer Park, Long Island NY	2008	33.3%	684,952	$4.3	$242.4

(1) The carrying value of our investment in Myrtle Beach Hwy 17 as of December 31, 2008 was reduced by approximately $823,000 which represented our portion of the fair value of the interest rate swap derivative held by this joint venture.

We may issue guarantees for the debt of a joint venture in order for the joint venture to obtain funding or to obtain funding at a lower cost than could be obtained otherwise.  We are party to a joint and several guarantee with respect to the construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006, which currently has a balance of $25.3 million.  We are also party to a joint and several guarantee with respect to the loans obtained by the Deer Park joint venture which currently have a balance of $242.4 million.  As of December 31, 2008, our pro-rata portion of the Myrtle Beach Hwy 17 mortgage secured by the center is $17.9 million.  There is no guarantee provided for the Myrtle Beach Hwy 17 mortgage by us.

Each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

Myrtle Beach Hwy 17

The Myrtle Beach Hwy 17 joint venture, in which we had a 50% ownership interest, has owned a Tanger Outlet Center located on Highway 17 in Myrtle Beach, South Carolina since June 2002.  The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants.

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

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.  See Note 19, Subsequent Events, for more information regarding the acquisition.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006.  In February 2006, in conjunction with the construction of the center, Wisconsin Dells entered into a three-year, interest-only mortgage agreement with a one-year maturity extension option.  In November 2008, the joint venture exercised its option to extend the maturity of the mortgage to February 24, 2010.  The option to extend became effective February 24, 2009. As of December 31, 2008 the loan had a balance of $25.3 million with a floating interest rate based on the one month LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.  On October 23, 2008, we held the grand opening of the initial phase of the project.  The shopping center contains approximately 656,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which is the first and only one on Long Island. Other tenants include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 67,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.

In May 2007, the joint venture closed on the project financing which is structured in two parts.  The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The second is a $15.0 million mezzanine loan secured by the pledge of the partners’ equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%.  Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%.  The loans had a combined balance of $240.0 million as of December 31, 2008 and are scheduled to mature in May 2011 with a one year extension option at that date. The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second was a forward starting interest rate swap agreement with escalating notional amounts that totaled $121.0 million as of December 31, 2008.  The agreements expire on June 1, 2009.  These swaps effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

In June 2008, we, and our two other partners in the Deer Park joint venture, each having a 33.3% ownership interest, formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center’s tenants.  This joint venture acquired the warehouse for a purchase price of $3.3 million.  The venture also closed on a construction loan of for $2.3 million with a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011.

The table above combines the operational and financial information of both ventures. During 2008, we made additional capital contributions of $1.6 million to the Deer Park joint ventures. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the projects was approximately $4.8 million.

The original purchase of the property in 2003 was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement.  At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease.  Deer Park is currently in litigation to recover from the tenant approximately $5.9 million for fourteen months of lease payments and additional rent reimbursements related to property taxes.  In addition, Deer Park is seeking other damages and will continue to do so until recovered.

The following table details our share of the debt maturities of the unconsolidated joint ventures as of December 31, 2008 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Myrtle Beach Hwy 17	$17,900	4/7/2010	LIBOR + 1.40%
Wisconsin Dells	$12,625	2/24/2010	LIBOR + 1.30%
Deer Park	$80,790	5/17/2011	LIBOR + 1.375-3.50%

Related Party Transactions

As noted above in “Off-Balance Sheet Arrangements”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures and a 33.3% owner in the Deer Park joint venture.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures.  During 2008, 2007 and 2006, we recognized the following fees (in thousands):

	Year Ended December 31,

	2008	2007	2006
Fee:
Management	$ 1,516	$ 534	$ 410
Leasing	60	26	188
Marketing	185	108	86
Development	---	---	304
Total Fees	$ 1,761	$ 668	$ 988

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of the Tanger Family Limited Partnership.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which aggregated $9.1 million, $8.6 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”, or FIN 46R, which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any.  We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 33 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation and amortization expense may be significantly understated or overstated.

Cost Capitalization

In accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”, we capitalize all incremental, direct fees and costs incurred to originate operating leases, including certain general and overhead costs, as deferred charges.  The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to executing these leases.  We amortize these costs to expense over the estimated average minimum lease term of five years.

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

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.  If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets.  We believe that no impairment existed at December 31, 2008.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations for which the acquisition date is on or after January 1, 2009, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.   On January 5, 2009, we acquired the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash purchase price of $32.0 million, which was net of the assumption of the existing mortgage loan of $35.8 million.  The accounting for this acquisition of interest in a joint venture is covered by the guidance for FAS 141R.  See Note 18, Subsequent Events, for further explanation and details of the transaction.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the minority interest's share of earnings is included in consolidated net income. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  The adoption of FAS 160 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161.  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FAS 133 have been applied, and the impact that hedging activities have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide many of the disclosures required by FAS 161 in our financial statements and therefore, we believe that upon adoption the only impact on our financial statements will be further enhancement of our disclosures.

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

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. Under FSP APB 14-1 the value assigned to the debt component must be the estimated fair value of a similar nonconvertible debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The adoption of FSP APB 14-1 in the first quarter of 2009 will result in approximately $.14 per unit (net of incremental capitalized interest) of additional non-cash interest expense for the year ended 2008 related to our $149.5 million in convertible debt which was issued during the third quarter of 2006.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2008, 2007 and 2006 as well as other data for those respective periods (in thousands):
	2008	2007	2006
Funds from Operations:
Net income	$ 32,403	$ 33,090	$ 43,633
Adjusted for:
Depreciation and amortization
attributable to discontinued operations	---	145	307
Depreciation and amortization uniquely significant
to real estate – consolidated	61,962	63,506	56,747
Depreciation and amortization uniquely significant
to real estate – unconsolidated joint ventures	3,165	2,611	1,825
(Gain) loss on sale of real estate	---	(6)	(13,833)
Funds from operations (1)	97,530	99,346	88,679
Preferred share distributions	(5,625)	(5,625)	(5,433)
Funds from operations available to common unitholders	$ 91,905	$ 93,721	$ 83,246
Weighted average units outstanding (2)	18,715	18,868	18,574

(1) The year ended December 31, 2006 includes gains on sales of outparcels of land of $402.
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

While we believe factory outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others.  As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

We renewed 82% of the 1,350,000 square feet that came up for renewal in 2008 with the existing tenants at a 17% increase in the average base rental rate compared to the expiring rate.  We also re-tenanted 492,000 square feet during 2008 at a 44% increase in the average base rental rate.

During 2009, we have approximately 1,498,000 square feet, or 16%, of our wholly-owned portfolio coming up for renewal.  If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants’ sales have remained stable and renewals by existing tenants have remained strong.  As of February 1, 2009, the existing tenants have already renewed approximately 648,000, or 43%, of the square feet scheduled to expire in 2009.  In addition, we continue to attract and retain additional tenants.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

However, in the first quarter of 2008, thirty-eight stores were vacated that were occupied by six tenants, representing a gross leasable area of approximately 236,000 square feet.  Sales for these tenants averaged only $165 per square foot, with an average base rental rate of $16 per square foot.  Approximately 60% of this space has now been released at base rental rates averaging 64% higher than the average rent being paid by the previous tenants.

During the second quarter of 2008 we had three tenants (Geoffrey Beene, Big Dog and Pepperidge Farms) announce plans to close stores throughout their outlet portfolios for various reasons.  Within our portfolio, this represents thirty-two stores containing approximately 93,000 square feet.  These stores represent some of the least productive stores in terms of sales per square foot in our portfolio and have average base rental rates of approximately $18.00 per square foot.  Slightly less than half of these stores closed before the end of 2008, and the remaining stores closed in January 2009.  Approximately 31% of this space has been released at base rental rates averaging 63% higher than the $18.00 average rent being paid by the previous tenants.

As a result of the current poor economic environment, we have received notice from a number of additional tenants of their plans to close stores.  These tenants include Pfaltzgraff, S&K Menswear, Koret, Sag Harbor and KB Toys.  The combined space occupied by these tenants represents forty-one stores totaling approximately 171,000 square feet, which representing approximately 2.0% of our wholly-owned portfolio.

Much of this space is being re-leased with substantial increases in base rental rates.  However, given current economic conditions it may take longer to re-lease the remaining space and more difficult to achieve similar increases in base rental rates.  Also, there may be additional tenants that have not informed us of their intentions and which may close stores in the coming year.  There can be no assurances that we will be able to re-lease such space.  While the timing of an economic recovery is unclear and these conditions may not improve quickly, we believe in our business and our long-term strategy.

As of both December 31, 2008 and 2007, occupancy at our wholly-owned centers was 97% and 98%, respectively.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At December 31, 2008, the fair value of these contracts was $11.8 million.  If the one month LIBOR rate decreased 1%, the fair value would be approximately $17.2 million.  The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of December 31, 2008, 20% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations.  A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $1.6 million in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2008 and 2007 was $711.8 million and $723.3 million, respectively, and its recorded value was $795.3 million and $706.3 million, respectively.  A 1% increase from prevailing interest rates at December 31, 2008 and 2007 would result in a decrease in fair value of total debt of approximately $37.4 million and $38.2 million, respectively.  Fair values were determined, based on level 2 inputs as defined by FAS 157, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8.       Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the Registrant, evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2008 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, or persons performing similar functions, and effected by the board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership’s management, with the participation of the principal executive officer and principal financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership’s internal control over financial reporting, and includes those policies and procedures that:

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

Management of the Operating Partnership’s general partner has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Operating Partnership’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 was reported.

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

The Operating Partnership does not have any directors or officers.  The information concerning the Company’s directors required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

The information concerning the Company’s executive officers required by this Item is incorporated herein by reference to the section in Part I, Item 4, entitled “Executive Officers of the Company”.

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

The information concerning the Company’s Code of Ethics required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

The information concerning the Company’s corporate governance required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference herein to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

The following table provides information as of December 31, 2008 with respect to compensation plans under which the Operating Partnership’s equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	109,228	$37.36	771,025
Equity compensation plans not approved by security holders	---	---	---
Total	109,228	$37.36	771,025

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

Item 14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s Proxy Statement to be filed with respect to the Company’s Annual Meeting of Shareholders which is expected to be held on May 8, 2009.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)           Documents filed as a part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets-December 31, 2008 and 2007	F-2
Consolidated Statements of Operations-
Years Ended December 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Partners’ Equity-
Years Ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows-
Years Ended December 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-6 to F-23

2.        Financial Statement Schedule
Schedule III
Real Estate and Accumulated Depreciation	F-24 to F-25

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

10.5
Amended and Restated Employment Agreement for Stanley K. Tanger, as of December 29, 2008. (Incorporated by reference to the exhibits to the Operating Partnership’s Current Report on Form 8-K dated January 5, 2009.)

10.6
Amended and Restated Employment Agreement for Steven B. Tanger, as of December 29, 2008. (Incorporated by reference to the exhibits to the Operating Partnership’s Current Report on Form 8-K dated January 5, 2009.)

10.7
Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of December 29, 2008. (Incorporated by reference to the exhibits to the Operating Partnership’s Current Report on Form 8-K dated January 5, 2009.)

10.8
Amended and Restated Employment Agreement for Lisa J. Morrison, as of December 29, 2008. (Incorporated by reference to the exhibits to the Operating Partnership’s Current Report on Form 8-K dated January 5, 2009.)

10.9
Amended and Restated Employment Agreement for Joe Nehmen, as of December 29, 2008.  (Incorporated by reference to the exhibits to the Operating Partnership’s Current Report on Form 8-K dated January 5, 2009.)

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

10.17
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.18
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.18A
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

10.21
Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company’s current report on Form 8-K dated June 11, 2008.)

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

TANGER PROPERTIES LIMITED PARTNERSHIP

By: Tanger GP Trust, its sole general partner

By:/s/ Steven B. Tanger
     Steven B. Tanger
     President and Chief Executive Officer

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stanley K. Tanger Stanley K. Tanger	Chairman of the Board of Trustees	February 27, 2009

/s/ Steven B. Tanger Steven B. Tanger	Trustee, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Frank C. Marchisello, Jr. Frank C. Marchisello Jr.	Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Jack Africk Jack Africk	Trustee	February 27, 2009

/s/ Williams G. Benton William G. Benton	Trustee	February 27, 2009

/s/ Bridget Ryan Berman Bridget Ryan Berman	Trustee	February 27, 2009

/s/ Thomas E. Robinson Thomas E. Robinson	Trustee	February 27, 2009
/s/ Allan L. Schuman Allan L. Schuman	Trustee	February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting included under Item 9A(b).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2009

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2008	2007
ASSETS
Rental property
Land	$135,689	$130,075
Buildings, improvements and fixtures	1,260,017	1,104,459
Construction in progress	3,823	52,603
	1,399,529	1,287,137
Accumulated depreciation	(359,298)	(312,638)
Rental property, net	1,040,231	974,499
Cash and cash equivalents	4,952	2,393
Investments in unconsolidated joint ventures	9,457	10,695
Deferred charges, net	37,942	44,804
Other assets	28,987	27,587
Total assets	$1,121,569	$1,059,978

LIABILITIES AND PARTNERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $681 and $759, respectively)	$398,819	$498,741
Unsecured term loan	235,000	---
Mortgages payable (including premium of $0 and $1,046, respectively)	---	173,724
Unsecured lines of credit	161,500	33,880
Total debt	795,319	706,345
Construction trade payables	11,968	23,813
Accounts payable and accrued expenses	56,905	46,883
Total liabilities	864,192	777,041

Commitments and contingencies

Partners’ equity
General partner	(209)	24
Limited partners	269,066	290,430
Accumulated other comprehensive loss	(11,480)	(7,517)
Total partners’ equity	257,377	282,937
Total liabilities and partners’ equity	$1,121,569	$1,059,978

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,

	2008	2007	2006
REVENUES
Base rentals	$159,068	$146,824	$138,101
Percentage rentals	7,058	8,757	7,182
Expense reimbursements	72,004	65,978	58,397
Other income	7,261	7,206	7,282
Total revenues	245,391	228,765	210,962

EXPENSES
Property operating	81,897	74,383	68,302
General and administrative	22,264	19,007	16,706
Depreciation and amortization	62,326	63,810	57,012
Total expenses	166,487	157,200	142,020
Operating income	78,904	71,565	68,942
Interest expense (including prepayment premium and deferred loan cost write off of $406 and $917 in 2008 and 2006, respectively)	38,443	40,066	40,775
Loss on settlement of U.S. treasury rate locks	8,910	---	---
Income before equity in earnings of
unconsolidated joint ventures and
discontinued operations	31,551	31,499	28,167
Equity in earnings of unconsolidated joint ventures	852	1,473	1,268
Income from continuing operations	32,403	32,972	29,435
Discontinued operations	---	118	14,198
Net income	32,403	33,090	43,633
Less applicable preferred unit distributions	(5,625)	(5,625)	(5,433)
Net income available to common unitholders	26,778	27,465	38,200
Income allocated to limited partners	26,561	27,242	37,887
Income allocated to general partner	$217	$223	$313

Basic earnings per common unit:
Income from continuing operations	$1.44	$1.48	$1.31
Net income	1.44	1.49	2.08

Diluted earnings per common unit:
Income from continuing operations	$1.43	$1.45	$1.29
Net income	1.43	1.46	2.06

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
 (in thousands, except unit and per unit data)

	General partner	Limited partners	Deferred compensation	Accumulated other comprehensive income (loss)	Total partners’ equity
Balance, December 31, 2005	$ 317	$ 301,803	$ (5,501)	$ 2,962	$ 299,581
Comprehensive income:
Net income	313	43,320	-	-	43,633
Other comprehensive income	-	-	-	924	924
Total comprehensive income	313	43,320	-	924	44,557
Reclassification of deferred compensation	-	(5,501)	5,501	-	-
Compensation under Incentive Award Plan	-	2,675	-	-	2,675
Issuance of 65,310 common units upon
exercise of options	-	2,381	-	-	2,381
Issuance of 800,000 preferred units in
in exchange for the proceeds from the
Company’s preferred share offering	-	19,445	-	-	19,445
Grant of 81,000 restricted unit awards,
net of forfeitures	-	-	-	-	-
Preferred distributions ($1.8802 per preferred unit)	-	(5,262)	-	-	(5,262)
Common distributions ($2.685 per common unit)	(403)	(49,274)	-	-	(49,677)
Balance, December 31, 2006	227	309,587	-	3,886	313,700
Comprehensive income:
Net income	223	32,867	-	-	33,090
Other comprehensive (loss)	-	-	-	(11,403)	(11,403)
Total comprehensive income	223	32,867	-	(11,403)	21,687
Compensation under Incentive Award Plan	-	4,059	-	-	4,059
Issuance of 58,953 common units upon
exercise of options	-	2,085	-	-	2,085
Grant of 85,000 restricted units,
net of forfeitures	-	-	-	-	-
Preferred distributions ($1.875 per preferred unit)	-	(5,625)	-	-	(5,625)
Common distribution ($2.84 per common unit)	(426)	(52,543)	-	-	(52,969)
Balance, December 31, 2007	24	290,430	-	(7,517)	282,937
Comprehensive income:
Net income	217	32,186	-	-	32,403
Other comprehensive (loss)	-	-	-	(3,963)	(3,963)
Total comprehensive income	217	32,186	-	(3,963)	28,440
Compensation under Incentive Award Plan	-	5,392	-	-	5,392
Issuance of 74,130 common units upon
exercise of options	-	2,647	-	-	2,647
Grant of 95,000 restricted units	-	-	-	-	-
Preferred distributions ($1.875 per preferred unit)	-	(5,625)	-	-	(5,625)
Common distributions ($3.00 per common unit)	(450)	(55,964)	-	-	(56,414)
Balance, December 31, 2008	$(209)	$ 269,066	$ -	$ (11,480)	$ 257,377

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$32,403	$33,090	$43,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	62,380	63,954	57,319
Amortization of deferred financing costs	1,705	1,738	1,702
Equity in earnings of unconsolidated joint ventures	(852)	(1,473)	(1,268)
Distributions received from unconsolidated joint ventures	3,540	3,220	2,300
Loss on settlement of U.S. treasury rate locks	8,910	---	---
Compensation expense related to restricted units and options granted	5,392	4,059	2,675
Amortization of debt premiums and discounts, net	(1,245)	(2,584)	(2,507)
Gain on sale of real estate	---	(6)	(13,833)
Gain on sale of outparcels of land	---	---	(402)
Net accretion of market rent rate adjustment	(356)	(1,147)	(1,464)
Straight-line base rent adjustment	(3,195)	(2,868)	(2,219)
Increases (decreases) due to changes in:
Other assets	(1,082)	(4,780)	222
Accounts payable and accrued expenses	(10,636)	5,406	2,196
Net cash provided by operating activities	96,964	98,609	88,354
INVESTING ACTIVITIES:
Additions of rental properties	(127,298)	(85,030)	(79,434)
Additions to investments in unconsolidated joint ventures	(1,577)	---	(2,020)
Return of equity from unconsolidated joint ventures	---	1,281	---
Additions to deferred lease costs	(4,608)	(3,086)	(3,260)
Net proceeds from sales of real estate	---	2,032	21,378
Net cash used in investing activities	(133,483)	(84,803)	(63,336)
FINANCING ACTIVITIES:
Cash distributions paid	(62,039)	(58,594)	(54,939)
Net proceeds from sale of preferred shares	---	---	19,445
Contributions from the sole general partner	759,645	152,000	279,175
Repayments of debt	(669,703)	(121,911)	(261,942)
Additions to deferred financing costs	(2,166)	(534)	(4,157)
Proceeds from tax increment financing	10,693	7,128	505
Proceeds from exercise of options	2,648	2,085	2,382
Net cash provided by (used in) financing activities	39,078	(19,826)	(19,531)
Net increase (decrease) in cash and cash equivalents	2,559	(6,020)	5,487
Cash and cash equivalents, beginning of year	2,393	8,413	2,926
Cash and cash equivalents, end of year	$4,952	$2,393	$8,413

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Operating Partnership

Tanger Properties Limited Partnership and subsidiaries, a North Carolina limited partnership, focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  We are one of the largest owners and operators of factory outlet centers in the United States.  As of December 31, 2008, we owned and operated 30 outlet centers, with a total gross leasable area of approximately 8.8 million square feet.  All references to gross leasable area and square feet contained in the notes to the consolidated financial statements are unaudited.  These factory outlet centers were 97% occupied and contained over 1,900 stores, representing approximately 370 store brands.  Also, we operated and had partial ownership interests in three outlet centers totaling approximately 1.4 million square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust, or REIT.  The Company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust.  The Tanger GP Trust controls the Operating Partnership as its sole general partner.  The Tanger LP Trust holds a limited partnership interest.  The remaining units are held by the Tanger family through ownership of the Tanger Family Limited Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of the Tanger Family Limited Partnership.  Unless the context indicates otherwise, the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries and the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries.  The terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2008, Tanger GP Trust owned 150,000 units of the Operating Partnership, Tanger LP Trust owned 15,683,751 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units.  Each Tanger Family Limited Partnership unit is exchangeable for two of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT.  In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company’s issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares.  If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company’s Class C Preferred Shares.

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

In 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R, which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter.  We have evaluated the Deer Park, Wisconsin Dells and Myrtle Beach Hwy 17 joint ventures, Note 4, and have determined that, under the current facts and circumstances, we are not required to consolidate these entities under the provisions of FIN 46R.

Related Parties – We account for related party transactions under the guidance of FASB Statement No. 57 “Related Party Disclosures”.  The Tanger Family Limited Partnership, see Note 1, is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of the Tanger Family Limited Partnership.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were approximately $9.1 million, $8.6 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In accordance with FASB Statement No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any.  We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 33 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants.  Interest costs capitalized during 2008, 2007 and 2006 amounted to $1.6 million, $1.7 million and $2.2 million, respectively, and internal development costs capitalized amounted to $1.8 million, $1.4 million and $944,000, respectively.  Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2008, 2007 and 2006 was $49.8 million, $50.4 million and $40.2 million, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project.  Direct costs to acquire assets are capitalized once the acquisition becomes probable.  These costs are transferred from other assets to construction in progress when the pre-construction tasks are completed.  Costs of unsuccessful pre-construction or acquisition efforts are charged to operations when the project is no longer probable.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.  Cash balances at a limited number of banks may periodically exceed insurable amounts.  We believe that we mitigate our risk by investing in or through major financial institutions.  Recoverability of investments is dependent upon the performance of the issuer.  At December 31, 2008 and 2007, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $1.4 million and $1.0 million.

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

Guarantees of Indebtedness - In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 applies to all guarantees entered into or modified after December 31, 2002.  Based on this criterion, the guarantees of indebtedness by us in Deer Park and Wisconsin Dells, see Note 4, are accounted for under the provisions of FIN 45.  FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception.  The recognition of the liability is required even if it is not probable payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.  We recorded at inception the fair value of our guarantees of the Deer Park and Wisconsin Dells joint venture’s debt as debits to our investments in Deer Park and Wisconsin Dells and credits to a liability.  We have elected to account for the release from obligation under the guarantees by the straight-line method over the life of the guarantees.  The recorded remaining values of the guarantees were $1.5 million and $1.0 million at December 31, 2008 and 2007, respectively.

Captive Insurance – Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage.  Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets – Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset group may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset group to the asset group’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.  Fair value for purposes of an impairment test is calculated as the estimated, discounted future cash flows associated with the asset.  We believe that no impairment existed at December 31, 2008.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS 157 to January 1, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Rental property is considered a nonfinancial asset and the testing of it for impairment is considered nonrecurring in nature.  Effective January 1, 2009, fair value in the context of an impairment evaluation will be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 137, FAS 138 and FAS 157, collectively FAS 133.  FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives.  We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction.  At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a cash flow hedge is deemed effective, we record the change in fair value in other comprehensive income.  If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes – As a partnership, the allocated share of income or loss for the year is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Revenue Recognition – Base rentals are recognized on a straight-line basis over the term of the lease.  Straight-line rent adjustments recorded in other assets were approximately $12.3 million and $9.3 million, respectively as of December 31, 2008 and 2007.  Substantially all leases contain provisions which provide additional rents based on tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses.  Percentage rentals are recognized when specified targets that trigger the contingent rent are met.  Expense reimbursements are recognized in the period the applicable expenses are incurred.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that are not owned by us or that we partially own through a joint venture.  Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants.  Although the tenants operate principally in the retail industry, the properties are geographically diverse.  No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2008, 2007 or 2006.

The Foley, Alabama and Riverhead, New York centers are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets.  The Foley outlet center, acquired in December 2003, represented 10% of our consolidated total assets as of December 31, 2008.  The Foley outlet center is 557,185 square feet and underwent a major reconfiguration and renovation in 2007 and 2008.  The Riverhead center, originally constructed in 1994, represented 12% of our consolidated total revenues for the year ended December 31, 2008.  The Riverhead center is 729,315 square feet.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of December 31, 2008, 2007 and 2006 amounted to $12.0 million, $23.8 million and $23.5 million, respectively. Interest paid, net of interest capitalized, in 2008, 2007 and 2006 was $40.5 million, $40.5 million and $40.2 million, respectively.  Interest paid for 2008 includes a prepayment premium for the early extinguishment of the Capmark mortgage (see Note 7) of approximately $406,000.  Interest paid for 2006 includes a prepayment premium for the early extinguishment of the Woodman of the World Life Insurance Society mortgage debt (see Note 7) of approximately $609,000.

During the second quarter of 2008, upon the closing of our LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering.  In accordance with FAS 133, we reclassified to earnings in the period the amount recorded in other comprehensive income, $17.8 million, related to these derivatives.  This amount had been frozen as of March 31, 2008 when we determined that the probability of the forecast transaction was “reasonably possible” instead of “probable”.  Effective April 1, 2008, we discontinued hedge accounting and the changes in the fair value of the derivative contracts subsequent to April 1, 2008 resulted in a gain of $8.9 million.  The accounting treatment of these derivatives resulted in a net loss on settlement of $8.9 million which has been reflected in the statement of cash flows as a non-cash operating activity.  The $8.9 million cash settlement of the derivatives during the second quarter was reflected in the statement of cash flows as a change in accounts payable and accrued expenses.

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

New Accounting Pronouncements - In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations for which the acquisition date is on or after January 1, 2009, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.   On January 5, 2009, we acquired the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash purchase price of $32.0 million, which was net of the assumption of the existing mortgage loan of $35.8 million.  The accounting for this acquisition of interest in a joint venture is covered by the guidance for FAS 141R.  See Note 18, Subsequent Events, for further explanation and details of the transaction.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the minority interest's share of earnings is included in consolidated net income. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  The adoption of FAS 160 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161.  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FAS 133 have been applied, and the impact that hedging activities have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide many of the disclosures required by FAS 161 in our financial statements and therefore, we believe that upon adoption the only impact on our financial statements will be further enhancement of our disclosures.

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

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. Under FSP APB 14-1 the value assigned to the debt component must be the estimated fair value of a similar nonconvertible debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The adoption of FSP APB 14-1 in the first quarter of 2009 will result in approximately $.14 per unit (net of incremental capitalized interest) of additional non-cash interest expense for the year ended 2008 related to our $149.5 million in convertible debt which was issued during the third quarter of 2006.

3. Development of Rental Properties

Washington, Pennsylvania

On August 29, 2008, we held the grand opening of our 371,000 square foot outlet center located south of Pittsburgh in Washington, Pennsylvania.  Tenants include Nike, Gap, Old Navy, Banana Republic, Coach and others. At December 31 2008, the outlet center was 85% leased.  Tax incremental financing bonds have been issued related to the Washington project of which we have received approximately $16.4 million.  We receive proceeds from the tax increment financing bonds as we incur qualifying expenditures during construction of the center.

Expansions at Existing Centers

During the second quarter of 2008, we completed a 62,000 square foot expansion at our center located in Barstow, California.  As of December 31, 2008, the center contained approximately 171,000 square feet, including the newly opened expansion space.  The outlet center is 100% occupied.

During the fourth quarter of 2008, we began an expansion of 23,000 square feet at our existing center in Commerce II, Georgia.  We expected tenants to begin opening during the second quarter of 2009.

Commitments to complete construction of the Washington, PA development, the Commerce II, GA expansion, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Lincoln City, Oregon; Park City, Utah and Foley, Alabama and other capital expenditure requirements amounted to approximately $11.3 million at December 31, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

Change in Accounting Estimate

During the first quarter of 2007, the general partners’ Board of Trustees formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life was accounted for as a change in accounting estimate.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $6.0 million for the year ended December 31, 2007.  The effect on income from continuing operations per diluted unit and net income per diluted unit was a decrease of $.32 per unit for the year ended December 31, 2007.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2008 and 2007 aggregated $9.5 million and $10.7 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  At December 31, 2008, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,442	$(0.4)	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.6	$25.3

Deer Park	Deer Park, Long Island NY	2008	33.3%	684,952	$4.3	$242.4

Our joint venture related to the shopping center in Deer Park, New York is considered a variable interest entity because the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  However, we are not required to consolidate the joint venture because we are not the primary beneficiary. The primary beneficiary is the entity that is expected to absorb the majority of the expected losses or receive a majority of the expected returns.  In determining that we are not the primary beneficiary, we performed a qualitative analysis of the financial support provided to Deer Park by each of its members, the financial condition of each member and potential losses that each member may have to absorb based on the joint and several guarantees made by affiliates of each member. We are unable to estimate our maximum exposure to loss at this time.  Upon completion of the project, the debt is expected to be approximately $284 million, of which our proportionate share would be approximately $94.7 million.  See “Deer Park” below for further discussion of the Deer Park joint venture.  Our joint ventures in Myrtle Beach Hwy 17, Wisconsin Dells, as well as the warehouse joint venture in Deer Park are not considered variable interest entities.

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells.  Our investment in Deer Park is reduced by 33.3% of the profits earned for leasing services we provided to Deer Park.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17, Wisconsin Dells and Deer Park (in thousands):

	Year Ended December 31,

	2008	2007	2006
Fee:
Management	$ 1,516	$ 534	$ 410
Leasing	60	26	188
Marketing	185	108	86
Development	---	---	304
Total Fees	$ 1,761	$ 668	$ 988

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
On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.  As of December 31, 2008, we do not believe that any of our equity investments are impaired.

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

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.  See Note 19, Subsequent Events, for more information regarding the acquisition.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006.  In February 2006, in conjunction with the construction of the center, Wisconsin Dells entered into a three-year, interest-only mortgage agreement with a one-year maturity extension option.  In November 2008, the joint venture exercised its option to extend the maturity of the mortgage to February 24, 2010.  The option to extend became effective February 24, 2009. As of December 31, 2008 the loan had a balance of $25.3 million with a floating interest rate based on the one month LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.  On October 23, 2008, we held the grand opening of the initial phase of the project.  The shopping center contains approximately 656,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which is the first and only one on Long Island. Other tenants include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 67,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.

In May 2007, the joint venture closed on the project financing which is structured in two parts.  The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The second is a $15.0 million mezzanine loan secured by the pledge of the partners’ equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%.  Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%.  The loans had a combined balance $240.0 million as of December 31, 2008 and are scheduled to mature in May 2011 with a one year extension option at that date. The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second was a forward starting interest rate swap agreement with escalating notional amounts that totaled $121.0 million as of December 31, 2008.  The agreements expire on June 1, 2009.  These swaps effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

In June 2008, we, and our two other partners in the shopping center joint venture, each having a 33.3% ownership interest, formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center’s tenants.  This joint venture acquired the warehouse for a purchase price of $3.3 million.  The venture also closed on a construction loan of $2.3 million with a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011.

The first table above combines the operational and financial information of both Deer Park ventures.  During 2008, we made additional capital contributions of $1.6 million to Deer Park joint ventures. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the projects was approximately $4.8 million.

The original purchase of the property in 2003 was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement.  At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease.  Deer Park is currently in litigation to recover from the tenant approximately $5.9 million for fourteen months of lease payments and additional rent reimbursements related to property taxes.  In addition, Deer Park is seeking other damages and will continue to do so until recovered.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets– Unconsolidated Joint Ventures
	2008	2007
Assets
Investment properties at cost, net	$ 323,546	$ 71,022
Construction in progress	---	103,568
Cash and cash equivalents	5,359	2,282
Deferred charges, net	7,025	2,092
Other assets	6,324	8,425
Total assets	$ 342,254	$ 187,389

Liabilities and Owners’ Equity
Mortgage payable	$ 303,419	$ 148,321
Construction trade payables	13,641	13,052
Accounts payable and other liabilities (1)	9,479	6,377
Total liabilities	326,539	167,750
Owners’ equity (1)	15,715	19,639
Total liabilities and owners’ equity	$ 342,254	$ 187,389

(1) Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $5.6 million and $4.0 million as of December 31, 2008 and December 31, 2007, respectively, recorded as an increase in accounts payable and other liabilities and a reduction of owners’ equity.

Summary Statements of Operations– Unconsolidated Joint Ventures:
	2008	2007	2006
Revenues	$ 25,943	$ 19,414	$ 14,703

Expenses:
Property operating	12,329	6,894	5,415
General and administrative	591	248	213
Depreciation and amortization	7,013	5,473	3,781
Total expenses	19,933	12,615	9,409
Operating income	6,010	6,799	5,294
Interest expense	6,006	4,129	2,907
Net income	$ 4	$ 2,670	$ 2,387

Tanger Properties Limited Partnership share of:
Net income	$ 852	$ 1,473	$ 1,268
Depreciation (real estate related)	$ 3,165	$ 2,611	$ 1,825

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

Below is a summary of the results of operations of the disposed properties through their respective disposition dates and properties held for sale as presented in discontinued operations for the respective periods (in thousands):
Summary Statements of Operations – Disposed Properties:	2008	2007	2006

Revenues:
Base rentals	$ ---	$ 417	$ 1,043
Percentage rentals	---	1	12
Expense reimbursements	---	138	354
Other income	---	18	37
Total revenues	---	574	1,446
Expenses:
Property operating	---	317	774
Depreciation and amortization	---	145	307
Total expenses	---	462	1,081
Discontinued operations before
gain on sale of real estate	---	112	365
Gain on sale of real estate included in
discontinued operations	---	6	13,833
Discontinued operations	$ ---	$ 118	$ 14,198

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations to the extent the outlet center at which it is located has not been sold.  Cost is allocated to the outparcels based on the relative market value method.  Below is a summary of outparcel sales that we completed during the years ended December 31, 2008, 2007 and 2006 (in thousands, except number of outparcels):
	2008	2007	2006
Number of outparcels	---	---	4
Net proceeds	$ ---	$ ---	$ 1,150
Gain on sale included in other income	$ ---	$ ---	$ 402

6.        Deferred Charges

Deferred charges as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Deferred lease costs	$ 31,292	$ 26,751
Net below market leases	(5,418)	(5,014)
Other intangibles	69,528	73,684
Deferred financing costs	9,024	11,105
	104,426	106,526
Accumulated amortization	(66,484)	(61,722)
	$ 37,942	$ 44,804

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $12.5 million, $12.0 million and $15.1 million, respectively. Amortization of deferred financing costs included in interest expense for the years ended December 31, 2008, 2007 and 2006 was $1.7 million in each year, respectively.  The amortization amounts for the year ended December 31, 2006 includes the write off of deferred loan costs of approximately $308,000 related to the early extinguishment of debt.

Estimated aggregate amortization expense of net below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2009	$ 6,523
2010	5,784
2011	4,022
2012	2,423
2013	1,401
Total	$ 20,153

7.     Debt

Debt as of December 31, 2008 and 2007 consists of the following (in thousands):
	2008	2007
Senior, unsecured notes:
9.125% Senior, unsecured notes, maturing February 2008	$ ---	$ 100,000
6.15% Senior, unsecured notes, maturing November 2015, net of
discount of $681 and $759, respectively	249,319	249,241
3.75% Senior, unsecured exchangeable notes, maturing August 2026	149,500	149,500
Unsecured term loan facility:
LIBOR + 1.60% unsecured term loan facility (1)	235,000	---
Unsecured lines of credit with a weighted average interest rates of 2.18% and 5.67%, respectively (2)	161,500	33,880
Mortgage notes with fixed interest:
6.59%, maturing July 2008, including net premium of $0 and $1,046,
respectively (3)	---	173,724
	$ 795,319	$ 706,345
(1)
The effective rate on this facility due to interest rate swap agreements is 5.25% through April 2011. Depending on our investment grade rating the interest rate on this facility can fluctuate between LIBOR + 1.25% and LIBOR + 1.95%.

(2)
For our lines of credit being utilized at December 31, 2008 and depending on our investment grade rating, the interest rates can vary from either prime or from LIBOR + .45% to LIBOR + 1.55% and expire in June 2011 or later.  At December 31, 2008, our interest rates ranged from LIBOR + .60% to LIBOR + .75%.

(3)
Because this mortgage debt was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carried an effective interest rate of 5.18%.  In June, 2008, we repaid the loan in full.

The unsecured lines of credit and senior unsecured notes require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2008 we were in compliance with all of our debt covenants.

2008 Transactions

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases were identical to those included within the existing unsecured lines of credit.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  One line of credit, representing $25.0 million and for which no amounts were outstanding on December 31, 2008, expires in June 2009.

During the second quarter of 2008, we closed on a $235.0 million unsecured three year syndicated term loan facility.  Based on our current debt ratings, the facility bears interest of LIBOR plus 160 basis points.  Depending on our investment grade debt ratings, the interest rate can vary from LIBOR plus 125 basis points to LIBOR plus 195 basis points.

In June 2008, proceeds from the term loan were used to pay off our mortgage loan with a principal balance of approximately $170.7 million.  A prepayment premium, representing interest through the July payment date, of approximately $406,000 was paid at closing.  The remaining proceeds of approximately $62.8 million, net of closing costs, were applied against amounts outstanding on our unsecured lines of credit and to settle two interest rate lock protection agreements.

In July 2008 and September 2008, we entered into interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company, or BB&T, for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

In October 2008, our debt rating was upgraded by the Standard and Poor’s Ratings Services from BBB- to BBB, making us one of only two REITs to receive a ratings upgrade in 2008.  We currently have an investment grade rating with Moody’s Investors Service of Baa3.  Because of this upgrade, one of our line of credit borrowing rates decreased to LIBOR plus 60 basis points.  Of the $161.5 million outstanding on our unsecured lines of credit as of December 31, 2008, the borrowing rates range from LIBOR plus 60 basis points to LIBOR plus 75 basis points.

2007 Transactions

During the fourth quarter of 2007, we extended the maturity dates on five of our six unsecured lines of credit from 2009 to June 2011.

2006 Transactions

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026.  The notes bear interest at a fixed coupon rate of 3.75%.  The notes are exchangeable into the Company’s common shares, at the option of the holder, at a current exchange ratio, subject to adjustment if the Company changes its dividend rate in the future, of 27.6856 shares per $1,000 principal amount of notes (or a current exchange price of $36.1198 per common share).  The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis.  On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess.  Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events.  In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date. In no event will the total number of Company common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes.  Accordingly, the Company has reserved those shares.

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

Maturities of the existing long-term debt as of December 31, 2008 are as follows (in thousands):

Year	Amount
2009	$ ---
2010	---
2011	396,500
2012	---
2013	---
Thereafter	399,500
Subtotal	796,000
Discount	(681)
Total	$ 795,319

8.   Derivatives

In our March 31, 2008 assessment of the two US treasury rate lock derivatives, we concluded that as of March 31, 2008, the occurrence of the forecasted transactions were considered “reasonably possible” instead of “probable”.  Accordingly, amounts previously deferred in other comprehensive income remain frozen until the forecasted transaction either affected earnings or subsequently became not probable of occurring.  The value of the derivatives as of March 31, 2008 included in other comprehensive income and liabilities was $17.8 million.  Also, hedge accounting was discontinued going forward and changes in fair value related to theses two derivatives after April 1, 2008 were recognized in the statement of operations immediately.

In conjunction with the closing of the unsecured term loan facility discussed above, we settled two interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate amount of $200.0 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of executing a public debt offering during 2008 that would be based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to execute a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

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

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of December 31, 2008 of $2.4 million.  This balance will amortize into the statement of operations through October 2015.

The following table summarizes the notional amounts and fair values of our derivative financial instruments as of December 31, 2008 (in thousands).

Financial Instrument Type	Notional Amount	Average Rate	Maturity	Fair Value
LIBOR based interest rate swaps	$235,000	3.65%	April 2011	$(11,747)

9.   Fair Value Measurements

In September 2006, the FASB, issued Statement No. 157, “Fair Value Measurements”, or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We adopted the provisions of FAS 157 as of January 1, 2008 for financial instruments.  Although the adoption of FAS 157 did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, or FAS 159.  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under generally accepted accounting principles and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective for us on January 1, 2008.  As permitted by FAS 159, we elected not to adopt the fair value option.

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 8, Derivatives.

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

The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The valuation also includes an adjustment for counterparty risk.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$(11,747)	---

(1) Included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2008 and 2007 was $711.8 million and $723.3 million, respectively, and its recorded value was $795.3 million and $706.3 million, respectively.  A 1% increase from prevailing interest rates at December 31, 2008 and 2007 would result in a decrease in fair value of total debt by approximately $37.4 million and $38.2 million, respectively.  Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

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

10.	Partners’ Equity

In May 2007, the Company’s shareholders voted to approve an amendment to the Company’s articles of incorporation to increase the number of Company common shares authorized for issuance from 50.0 million to 150.0 million.  Company shareholders also approved by vote the creation of four new classes of preferred shares, each class having 4.0 million shares authorized for issuance with a par value of $.01 per share.  No preferred shares from the newly created classes have been issued as of December 31, 2008.  All proceeds from common and preferred share issuances by the company are contributed to the Operating Partnership in exchange for common and preferred units.

In February 2006, the Company completed the sale of an additional 800,000 Class C Preferred Shares with net proceeds of approximately $19.4 million.  The proceeds, which were contributed to us in exchange for 800,000 preferred units, were used to repay amounts outstanding on our unsecured lines of credit.  After the offering, there were 3,000,000 Company Class C Preferred Shares (and Operating Partnership preferred units) outstanding.

As mentioned in Note 7 above, in August 2006 the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026.  The notes are exchangeable into the Company’s common shares, at the option of the holder, at a current exchange ratio, subject to adjustment if the Company changes its dividend rate in the future, of 27.6856 shares per $1,000 principal amount of notes (or a current exchange price of $36.1198 per common share).  In no event will the total number of common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes.  Accordingly, the Company has reserved those shares.

At December 31, 2008 and 2007, the ownership interests of the Operating Partnership consisted of the following:

	2008	2007
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	150,000	150,000
Limited partners	18,717,056	18,547,926
Total common units	18,867,056	18,697,926

11.  Earnings Per Unit

A reconciliation of the numerators and denominators in computing earnings per share in accordance with FASB Statement No. 128, “Earnings per Share”, for the years ended December 31, 2008, 2007 and 2006 is set forth as follows (in thousands, except per unit amounts):

	2008	2007	2006
NUMERATOR
Income from continuing operations	$ 32,403	$32,972	$ 29,435
Less applicable preferred unit distributions	(5,625)	(5,625)	(5,433)
Income from continuing operations available
to common unitholders	26,778	27,347	24,002
Discontinued operations	---	118	14,198
Net income available to common unitholders	$ 26,778	$27,465	$ 38,200
DENOMINATOR
Basic weighted average common units	18,575	18,444	18,333
Effect of exchangeable notes	---	239	59
Effect of outstanding options	69	107	120
Effect of unvested restricted unit awards	71	78	62
Diluted weighted average common units	18,715	18,868	18,574

Basic earnings per common unit:
Income from continuing operations	$ 1.44	$ 1.48	$ 1.31
Discontinued operations	---	.01	.77
Net income	$ 1.44	$ 1.49	$ 2.08

Diluted earnings per common unit:
Income from continuing operations	$ 1.43	$ 1.45	$ 1.29
Discontinued operations	---	.01	.77
Net income	$ 1.43	$ 1.46	$ 2.06

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

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to twice the market price of a Company common share.  No options were excluded from the 2008, 2007 or 2006 computations.

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

12.         Unit-Based Compensation

We have an equity based compensation plan, the Amended and Restated Incentive Award Plan, or the Plan, approved by the Company’s shareholders, which covers the Company’s independent directors and our employees.  We may issue up to 3.0 million common units under the Plan.  We have granted 1,792,850 options, net of options forfeited, and 436,125 restricted unit awards, net of restricted unit awards forfeited, through December 31, 2008.  The amount and terms of the awards granted under the plan are determined by the Share and Unit Option Committee of the Company’s Board of Directors.

All non-qualified share and unit options granted under the Plan expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.  Options are generally granted with an exercise price based on the market price of the Company’s common shares on the day of grant.  Common units issued upon exercise of unit options are exchangeable for two of the Company’s common shares.  There were no option grants in 2008, 2007 and 2006.

During 2008, 2007 and 2006, the Company’s Board of Directors approved the grant of 190,000, 170,000 and 164,000 restricted common shares, respectively, to the Company’s independent directors and all of the Company’s officers.  The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company.  The restricted common shares granted to the Company’s independent directors vest ratably over a three year period.  The restricted common shares issued to Company officers vest ratably over a five year period.  For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of the Company’s common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

We recorded unit based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively, as follows (in thousands):
	2008	2007	2006
Restricted unit awards	$ 5,181	$ 3,815	$ 2,210
Options	211	244	465
Total unit based compensation	$ 5,392	$ 4,059	$ 2,675

Unit based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2008, 2007 and 2006 was $143,000, $80,000 and $212,000, respectively.

Options outstanding at December 31, 2008 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of		average	contractual		average
exercise prices	Options	exercise price	life in years	Options	exercise price
$18.625 to $22.125	9,400	$ 18.63	1.18	9,400	$ 18.63
$38.76 to $38.83	96,328	38.82	5.32	48,668	38.81
$47.25 to $47.92	3,500	47.35	5.92	2,400	47.25
	109,228	$ 37.35	4.98	60,468	$ 36.01

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2008 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Units	price	life in years	value
Outstanding as of December 31, 2007	184,078	$ 36.70
Granted	---	---
Exercised	(74,130)	35.72
Forfeited	(720)	38.83
Outstanding as of December 31, 2008	109,228	$ 37.35	4.98	$ 3,891

Vested and Expected to Vest as of
December 31, 2008	108,737	$ 37.35	4.98	$ 3,875

Exercisable as of December 31, 2008	60,468	$ 36.01	4.70	$ 2,236

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.2 million, $2.7 million and $2.1 million, respectively.

The following table summarizes information related to unvested restricted units outstanding as of December 31, 2008:

		Weighted average
	Number of	grant date
Unvested Restricted Unit Awards	units	fair value
Unvested at December 31, 2007	192,802	$ 67.64
Granted	95,000	74.08
Vested	(70,200)	58.32
Forfeited	---	---
Unvested at December 31, 2008	217,602	$ 73.45

The total value of restricted unit awards vested during the years ended 2008, 2007 and 2006 was $5.1 million, $4.2 million and $2.5 million, respectively.

As of December 31, 2008, there was $13.0 million of total unrecognized compensation cost related to unvested unit-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

13.  Employee Benefit Plans

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts.  Employee contributions are fully vested and receive a matching contribution equal to 100% of the deferral contributions per pay period which do not exceed 3% of the compensation per pay period, plus 50% of the deferral contributions per pay period which exceed 3% but do not exceed 5% of compensation per pay period. Employees are immediately 100% vested in the matching contribution. The employer matching contribution expense for the years ended 2008, 2007 and 2006 were approximately $384,000, $104,000 and $102,000, respectively.

14.           Other Comprehensive Income (Loss)

Total comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Net income	$ 32,403	$ 33,090	$ 43,633
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income	(276)	(261)	(246)
Reclassification adjustment for termination of US treasury
rate locks	17,760	---	---
Change in fair value of treasury rate locks	(9,006)	(9,497)	1,055
Change in fair value of cash flow hedges	(11,747)	---	---
Change in fair value of our portion of our unconsolidated joint
ventures’ cash flow hedges	(694)	(1,645)	115
Other comprehensive income (loss)	(3,963)	(11,403)	924
Total comprehensive income	$ 28,440	$ 21,687	$ 44,557

15.  Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Advertising and promotion	$ 17,678	$ 16,652	$ 16,419
Common area maintenance	35,489	32,363	29,216
Real estate taxes	14,718	13,847	12,574
Other operating expenses	14,012	11,521	10,093
	$ 81,897	$ 74,383	$ 68,302

16. Lease Agreements

We are the lessor of over 1,900 stores in our 30 wholly-owned factory outlet centers, under operating leases with initial terms that expire from 2009 to 2030.  Future minimum lease receipts under non-cancelable operating leases as of December 31, 2008, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2009	$ 147,839
2010	128,890
2011	105,686
2012	81,049
2013	53,572
Thereafter	131,421
$ 648,457

17.	Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2009 to 2046.  Annual rental payments for these leases totaled approximately $3.9 million, $3.9 million and $3.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2009	$ 4,372
2010	4,206
2011	3,703
2012	3,044
2013	2,760
Thereafter	76,312
$ 94,397

  We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated.  In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

  18. Subsequent Events

  On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit. As discussed previously in Note 4, we have owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and will be consolidated in 2009.

As previously noted, FAS 141R became effective for business acquisitions completed after January 1, 2009.  The following table illustrates the fair value of the total consideration transferred and the amounts of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$ 32,000
Debt assumed	35,800
Fair value of total consideration transferred	67,800
Fair value of our equity interest in Myrtle Beach Hwy 17
held before the acquisition	31,957
Total	$ 99,757

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of January 5 2009, the date of acquisition and the weighted average amortization period by major intangible asset class (in thousands):

	Value	Weighted amortization period
Buildings, improvements and fixtures	$ 81,344
Deferred lease costs and other intangibles
Below market lease value	(2,358)	5.8
Below market land lease value	4,807	56
Lease in place value	7,998	4.4
Tenant relationships	7,274	8.8
Present value of lease & legal costs	1,145	4.9
Total deferred lease costs and other intangibles	18,866
Subtotal	100,210
Debt discount	1,117
Fair value of interest rate swap assumed	(1,527)
Fair value of identifiable assets and liabilities assumed, net	(43)
Net assets acquired	$ 99,757

The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations of those assets.  There was no contingent consideration associated with this acquisition.  We incurred approximately $28,000 in third-party acquisition related costs for the Myrtle Beach Hwy 17 acquisition which were expensed as incurred. As a result of acquiring the remaining 50% interest in Myrtle Beach Hwy 17, our previously held interest was remeasured at fair value, resulting in a gain of approximately $31.5 million.

TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2008 (in thousands)
Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/08 (1)
Outlet Center Name	Location	Encum-brances (4)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$ ---	$ 3,281	$ 12,533	$ ---	$ 19,615	$ 3,281	$ 32,148	$ 35,429	$ 11,076	1995	(2)
Blowing Rock	Blowing Rock, NC	---	1,963	9,424	---	4,328	1,963	13,752	15,715	5,310	1997 (3)	(2)
Branson	Branson, MO	---	4,407	25,040	395	12,443	4,802	37,483	42,285	19,315	1994	(2)
Charleston	Charleston, SC	---	10,353	48,877	---	1,143	10,353	50,020	60,373	6,010	2006	(2)
Commerce I	Commerce, GA	---	755	3,511	492	12,212	1,247	15,723	16,970	9,721	1989	(2)
Commerce II	Commerce, GA	---	1,262	14,046	708	27,293	1,970	41,339	43,309	18,106	1995	(2)
Foley	Foley, AL	---	4,400	82,410	693	36,875	5,093	119,285	124,378	16,438	2003 (3)	(2)
Gonzales	Gonzales, LA	---	679	15,895	---	19,600	679	35,495	36,174	15,436	1992	(2)
Hilton Head	Bluffton, SC	---	9,900	41,504	469	5,953	10,369	47,457	57,826	9,536	2003 (3)	(2)
Howell	Howell, MI	---	2,250	35,250	---	3,972	2,250	39,222	41,472	8,776	2002 (3)	(2)
Kittery-I	Kittery, ME	---	1,242	2,961	229	1,600	1,471	4,561	6,032	3,741	1986	(2)
Kittery-II	Kittery, ME	---	1,450	1,835	---	735	1,450	2,570	4,020	1,828	1989	(2)
Lancaster	Lancaster, PA	---	3,691	19,907	---	14,273	3,691	34,180	37,871	18,162	1994 (3)	(2)
Lincoln City	Lincoln City, OR	---	6,500	28,673	268	6,167	6,768	34,840	41,608	6,378	2003 (3)	(2)
Locust Grove	Locust Grove, GA	---	2,558	11,801	---	18,995	2,558	30,796	33,354	13,539	1994	(2)
Myrtle Beach 501	Myrtle Beach, SC	---	10,236	57,094	---	27,363	10,236	84,457	94,693	11,782	2003 (3)	(2)
Nags Head	Nags Head, NC	---	1,853	6,679	---	4,207	1,853	10,886	12,739	4,284	1997 (3)	(2)
Park City	Park City, UT	---	6,900	33,597	343	15,288	7,243	48,885	56,128	7,317	2003 (3)	(2)
Rehoboth	Rehoboth Beach, DE	---	20,600	74,209	1,876	21,725	22,476	95,934	118,410	15,069	2003 (3)	(2)
Riverhead	Riverhead, NY	---	---	36,374	6,152	79,934	6,152	116,308	122,460	51,291	1993	(2)
San Marcos	San Marcos, TX	---	1,801	9,440	16	43,119	1,817	52,559	54,376	23,517	1993	(2)
Sanibel	Sanibel, FL	---	4,916	23,196	---	9,514	4,916	32,710	37,626	11,446	1998 (3)	(2)
Sevierville	Sevierville, TN	---	---	18,495	---	35,447	---	53,942	53,942	19,682	1997 (3)	(2)
Seymour	Seymour, IN	---	1,084	1,891	---	---	1,084	1,891	2,975	1,797	1994	(2)
Terrell	Terrell, TX	---	523	13,432	---	8,541	523	21,973	22,496	12,892	1994	(2)
Tilton	Tilton, NH	---	1,800	24,838	29	7,840	1,829	32,678	34,507	5,670	2003 (3)	(2)
Tuscola	Tuscola, IL	---	1,600	15,428	43	1,374	1,643	16,802	18,445	3,375	2003 (3)	(2)
Washington	Washington, PA	---	5,612	91,288	---	---	5,612	91,288	96,900	1,461	2008	(2)
West Branch	West Branch, MI	---	319	3,428	120	8,853	439	12,281	12,720	6,474	1991	(2)
Westbrook	Westbrook, CT	---	6,264	26,991	4,233	3,541	10,497	30,532	41,029	5,201	2003 (3)	(2)
Williamsburg	Williamsburg, IA	---	706	6,781	718	15,062	1,424	21,843	23,267	14,668	1991	(2)
		$ ---	$ 118,905	$ 796,828	$ 16,784	$ 467,012	$ 135,689	$1,263,840	$ 1,399,529	$ 359,298
(1)       Aggregate cost for federal income tax purposes is approximately $1,464,825.  Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(2)
The Operating Partnership generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements.  Tenant finishing allowances are depreciated over the initial lease term.

(3)      Represents year acquired.

TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III – (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2008
(in thousands)

The changes in total real estate for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance, beginning of year	$ 1,287,137	$ 1,216,847	$ 1,152,866
Improvements	115,525	85,415	87,045
Dispositions	(3,133)	(15,125)	(23,064)
Balance, end of year	$ 1,399,529	$ 1,287,137	$ 1,216,847

The changes in accumulated depreciation for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance, beginning of year	$ 312,638	$ 275,372	$ 253,765
Depreciation for the period	49,793	50,508	40,440
Dispositions	(3,133)	(13,242)	(18,833)
Balance, end of year	$ 359,298	$ 312,638	$ 275,372