Form 10-K
period 2009-12-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2010-03-01
CIK 1004036

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 333-3526-01

TANGER PROPERTIES LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1822494 (I.R.S. Employer Identification No.)
3200 Northline Avenue, Suite 360 Greensboro, NC 27408 (Address of principal executive offices)	(336) 292-3010 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K i(§229.405 of this chapter) s not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Documents Incorporated By Reference

Part III incorporates certain information by reference from the definitive proxy statement of Tanger Factory Outlet Centers, Inc. to be filed with respect to the Annual Meeting of Shareholders to be held May 14, 2010.

PART I

Item 1. Business

The Company

Tanger Properties Limited Partnership and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We focus exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2009, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet. These outlet centers were 96% occupied and contained over 1,900 stores, representing approximately 330 store brands. We also operated and had partial ownership interests in two outlet centers totaling approximately 950,000 square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully —integrated, self-administered and self-managed real estate investment trust, or REIT. The company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner. Stanley K. Tanger, our founder and a member of the Company's Board of Directors and a member of the Board of Trustees of our general partner, is the sole general partner of the Tanger Family Limited Partnership. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2009, Tanger GP Trust owned 237,000 units of the Operating Partnership, Tanger LP Trust owned 19,901,562 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for two of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company's issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares. If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company's Class C Preferred Shares.

As of February 1, 2010, the Company's directors and executive officers as a group beneficially owned approximately 16% of all outstanding Company common shares (assuming Tanger Family Limited Partnership's common units are exchanged for common shares and after giving effect to the exercise of any outstanding share and partnership unit options).

Ownership of the Company's common shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares or 9.8% of the Company's Class C Preferred Shares. The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common shares equal to at least 90% of its taxable income each year.

We are a North Carolina limited partnership that was formed in May 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-K's, 10-Q's, 8-K's and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission.

Recent Developments

Acquisition of Interest in Myrtle Beach Highway 17 Joint Venture

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million. The acquisition was funded by amounts available under our unsecured lines of credit.

Retirement of Stanley K. Tanger

Stanley K. Tanger, founder of the Company, retired as an employee and resigned as the Company's Chairman of the Board and as the Chairman of the Board of Trustees of our general partner effective September 1, 2009.  Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by Mr. Tanger and us, he will receive a cash severance amount of $3.4 million.  Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested.  Mr. Tanger continues to serve as a member of the Company's Board of Directors and a member of the Board of Trustees of our general partner.

Effective September 1, 2009, Jack Africk was appointed the Interim Non-Executive Chairman of the Company's Board of Directors and Steven B. Tanger was appointed the Chairman of the Board of Trustees of our general partner.  Mr. Africk had served as the Lead Independent Director of the Board and has been a member of the Board since 1993.

New Development

In October 2009, we closed on our development site in Mebane, North Carolina and began construction on a Tanger Outlet Center totaling approximately 317,000 square feet.  Currently, we have signed leases or leases out for signature for approximately 73% of the total square feet.  The estimated total cost of the project is approximately $64.9 million and we expect the center to be open in time for the 2010 holiday season. This project is being funded by operating cash flows and amounts available under our unsecured lines of credit.

Hilton Head I Redevelopment

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on our current redevelopment timeline, we expect the redevelopment of the center, which includes demolishing the existing center, to begin during the second quarter of 2010 with the redeveloped center expected to open during the second half of 2011. We currently expect the first phase of the center to be approximately 150,000 square feet. We estimate that the closure of the outlet center during 2010 for redevelopment will decrease net income by approximately $2.0 million, an amount which includes demolition costs which will be charged to operating expenses.

Financing Transactions

In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. The Operating Partnership issued approximately 2.4 million partnership units to the Company in consideration for the Company's issuance of common shares to retire the exchangeable notes. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million, with a carrying amount of $7.0 million, remained outstanding. In connection with the exchange offer, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million. A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

In August 2009, the Company completed a common share offering of 3.45 million shares at a price of $35.50 per share, with net proceeds of approximately $116.8 million. The net proceeds from the sale were contributed to the Operating Partnership in exchange for 87,000 common units to the general partner and 1,638,000 common units to the limited partner. We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

In September 2009, Moody's Investors Service affirmed its Baa3 senior unsecured rating for the Operating Partnership and revised our rating outlook to positive from stable.

We believe our financing activities in 2009 have improved the strength of our balance sheet so that we can meet our current expected obligations; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

The Outlet Concept

Outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, which enhance the manufacturer's profit potential. Outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

We believe that outlet centers will continue to present attractive opportunities for capital investment in the long-term. We further believe, based upon our contacts with present and prospective tenants that many companies will continue to utilize the outlet concept as a profitable distribution vehicle. However, due to present economic conditions and illiquidity in the financial and credit markets, new development or expansion may not provide the attractive investment returns historically achieved.

Our Outlet Centers

Each of our outlet centers carries the Tanger brand name. We believe that national manufacturers and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, we have developed long-standing relationships with many national and regional manufacturers. Because of our established relationships, we believe we are well positioned for the long-term.

Our outlet centers range in size from 24,619 to 729,315 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2010, we had a diverse tenant base comprised of approximately 330 different well-known, upscale, national designer or brand name concepts, such as Polo Ralph Lauren, Off Saks Fifth Avenue, Neiman Marcus, GAP, Banana Republic, Old Navy, Liz Claiborne, Juicy, Kate Spade, Lucky Brand Jeans, Reebok, Tommy Hilfiger, Abercrombie & Fitch, Hollister, Eddie Bauer, Coach Leatherware, Brooks Brothers, BCGB, Michael Kors, Nike and others. Most of the outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2009, 2008 or 2007. As of February 1, 2010, our largest tenant, The Gap Inc., including all of its store concepts, accounted for approximately 8.3% of our leasable square feet and 5.3% of our combined base and percentage rental revenues. Because our typical tenant is a large, national manufacturer, we generally do not experience any material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2009. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of 2009 revenues.

Business History

Stanley K. Tanger, the Company's founder and current member of the Company's Board of Directors and the Board of Trustees of our general partner, entered the outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our President and Chief Executive Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc., which included the operation of five outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton Inc.'s outlet stores, they recognized that there would be a demand for outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

Steven B. Tanger joined the Company in 1986. By June 1993, the Tangers had developed 17 centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of outlet centers in the country.

Business Strategy

The Operating Partnership has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices. We partner with many of the world's best known and most respected retailers and manufacturers. By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for more than a quarter century. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 330 brand name manufacturers.

Nothing takes the place of experience. We have had a solid track record of success in the outlet industry for the past 29 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage and a history of accomplishments in the manufacturers' outlet business.

We are proud to report that as of December 31, 2009, our wholly- owned outlet centers were 96% occupied with average tenant sales of $339 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. The ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development and operation of manufacturers' outlet centers.

Growth Strategy

Growth does not happen by chance. Our goal is to build unitholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing centers, renovating and expanding of our mature centers and reaching new markets through ground-up development or acquisition of new outlet centers.

Increasing Rents at Existing Centers

Our leasing team implements an ongoing strategy designed to positively impact our bottom line. This is accomplished through the aggressive marketing of available space to maintain our standard for high occupancy levels. Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. Due to the overall high performance of our shopping centers, we have historically been able to renew leases at higher base rents per square-foot and attract stronger, more popular brands to replace underperforming tenants.

Developing New Centers and Expanding Existing Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States in the long-term. As we search the country looking for new markets, we do our homework and determine site viability on a timely and cost-effective basis. Our 29 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage. Keeping our shopping centers across the nation vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premiere outlet shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers. We hope that the current difficult conditions will moderate over time but the timing of an economic recovery is unclear and these conditions may not improve quickly. However, we expect development to continue to be important to the growth of our portfolio in the long-term.

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

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. Historically, we required that at least 50% of the space in each center is pre-leased prior to acquiring the site and beginning construction. This pre-leasing policy is consistent with our conservative financing perspective and the discipline we impose upon ourselves. Construction of a new outlet center has typically taken us nine to twelve months from groundbreaking to the opening of the first tenant stores. Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

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

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies, we strive to improve sales and profitability of our tenants and our outlet centers as a whole. Achieving higher base and percentage rents and generating additional income from temporary leasing, vending and other sources also remains an important focus and goal.

Leasing

The long-standing retailer relationships that we enjoy allow us the ability to provide our shoppers with a collection of the world's most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry & accessories, tableware, housewares, luggage and domestic goods. In order for our centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our centers for maximum sales of each retail unit across our portfolio.

Marketing

Our marketing plans deliver compelling, well-crafted messages or enticing promotions and events to targeted audiences for tangible, meaningful and measurable results. Our plans are based on a basic measure of success — increase sales and traffic for our retail partners and we will create successful centers. Utilizing a strategic mix of print, radio, television, direct mail, website, internet advertising, social networks and public relations, we consistently reinforce the message that "Tanger is the place to shop for the best brands and the biggest outlet savings - direct from the manufacturer". Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) manage our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. We have no significant debt maturities until 2011. We, together with the Company, updated our joint shelf registration in July 2009 that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2010.

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

We believe our financing activities in 2009 have improved the strength of our balance sheet so that we can meet our current expected obligations; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new center. Our centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls and full- and off-price retailers. However, we believe that the majority of our customers visit outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of name-brand products at attractive prices.

Tenants of outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 miles from the nearest major department store or the tenants' own specialty stores. For this reason, our centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

We compete with one large national owner of outlet centers and numerous small owners. During the last several years, the outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national outlet operators. High barriers to entry in the outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new outlet centers. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters is located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement to better service our principal fashion-related tenants, many of whom are based in and around that area.

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

Employees

As of February 1, 2010, we had 186 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 31 business offices. At that date, we also employed 221 part-time employees at various locations.

Item 1A. Risk Factors

Risks Related to Real Estate Investments

We may be unable to develop new outlet centers or expand existing outlet centers successfully.

We continue to develop new outlet centers and expand outlet centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

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

The economic performance and the market value of our outlet centers are dependent on risks associated with real property investments.

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

Our outlet centers represent a substantial portion of our total consolidated assets. These assets are relatively illiquid. As a result, our ability to sell one or more of our outlet centers in response to any changes in economic or other conditions is limited. If we want to sell an outlet center, there can be no assurance that we will be able to dispose of it in the desired time period or that the sales price will exceed the cost of our investment.

Properties may be subject to impairment charges which can adversely affect our financial results.

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.

We face competition for the acquisition of outlet centers, and we may not be able to complete acquisitions that we have identified.

One component of our business strategy is expansion through acquisitions, and we may not be successful in completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for outlet centers we seek to acquire. These competitors may succeed in acquiring those outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for outlet centers may increase in the future, which would increase demand for these outlet centers and the prices we must pay to acquire them. If we pay higher prices for outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions. We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

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

Risks Related to our Business

Our earnings and therefore our profitability are entirely dependent on rental income from real property.

Substantially all of our income is derived from rental income from real property. Our income and funds for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our centers on economically favorable lease terms. In addition, the terms of outlet store tenant leases traditionally have been significantly shorter than in other retail segments. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically favorable terms.

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

Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our shareholders.

We own partial interests in and manage two outlet centers. We perform the property management and leasing services for these properties and receive fees for these services.

As property manager of the joint ventures that own the properties, we have certain fiduciary responsibilities to the other members in those joint ventures. The approval or consent of the other members is required before we may sell, finance, expand or make other significant changes in the operations of such properties. We also may not have control over certain major decisions, including leasing and the timing and amount of distributions, which could result in decisions by the managing member that do not fully reflect our interests. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans with respect to expansion, development, financing or other similar transactions with respect to such properties.

An uninsured loss or a loss that exceeds our insurance policies on our outlet centers or the insurance policies of our tenants could subject us to lost capital and revenue on those centers.

Some of the risks to which our outlet centers are subject, including risks of war and earthquakes, hurricanes and other natural disasters, are not insurable or may not be insurable in the future. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the insurance policies noted above or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in and anticipated revenue from one or more of our outlet centers, which could adversely affect our results of operations and financial condition, as well as our ability to make distributions to our shareholders.

Under the terms and conditions of our leases, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons and contamination of air, water, land or property, on or off the premises, due to activities conducted in the leased space, except for claims arising from negligence or intentional misconduct by us or our agents. Additionally, tenants generally are required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies acceptable to us. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the leased space. All of these policies may involve substantial deductibles and certain exclusions. Therefore, an uninsured loss or loss that exceeds the insurance policies of our tenants could also subject us to lost capital and revenue.

Historically high fuel prices may impact consumer travel and spending habits.

Most shoppers use private automobile transportation to travel to our outlet centers and many of our centers are not easily accessible by public transportation. Increasing fuel costs may reduce the number of trips to our centers thus reducing the amount spent at our centers. Many of our outlet center locations near tourist destinations may experience an even more acute reduction of shoppers if there were a reduction of people opting to drive to vacation destinations. Such reductions in traffic could adversely impact our percentage rents and ability to renew and release space at current rental rates.

Increasing fuel costs may also reduce disposable income and decrease demand for retail products. Such a decrease could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at current rental rates.

Risks Related to our Indebtedness and Financial Markets

We are subject to the risks associated with debt financing.

We are subject to the risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest. If the national and world-wide financial crisis does not continue to improve, disruptions in the capital and credit markets may adversely affect our operations, including the ability to fund the planned capital expenditures and potential new developments or acquisitions. Further, there is the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to access capital markets to refinance our indebtedness on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses.

Risks Related to Federal Income Tax Laws

The Company is required by law to make distributions to its shareholders and therefore we must make distributions to the Company.

To obtain the favorable tax treatment associated with the Company's qualification as a REIT, generally, the Company is required to distribute to its common and preferred shareholders at least 90.0% of its net taxable income (excluding capital gains) each year. The Company depends upon distributions or other payments from us to make distributions to its common and preferred shareholders.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments from the Commission.

Item 2. Properties

As of February 1, 2010, our wholly-owned portfolio consisted of 31 outlet centers totaling 9.2 million square feet located in 21 states. We operate and own interests in two other centers totaling approximately 950,000 square feet through unconsolidated joint ventures. Our centers range in size from 24,619 to 729,315 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented more than 10% of our consolidated total assets or consolidated total revenues as of December 31, 2009. See "Business and Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

With the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture in January 2009, we now have one center which serves as collateral for a mortgage note payable. Of the 31 outlet centers in our wholly-owned portfolio, we own the land underlying twenty-seven and have ground leases on four. The following table sets forth information about the land leases on which all or a portion of four centers are located on:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Sevierville, TN	41.6	2046	2046
Riverhead, NY	47.0	2014	2039
Rehoboth Beach, DE	2.7	2044	(1)

(1) Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our wholly-owned outlet centers as of February 1, 2010.

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	4	1,549,824	17
Georgia	3	850,130	9
New York	1	729,315	8
Pennsylvania	2	625,678	7
Texas	2	619,729	7
Delaware	1	568,868	6
Alabama	1	557,235	6
Michigan	2	436,751	5
Tennessee	1	419,038	4
Missouri	1	302,992	3
Utah	1	298,379	3
Connecticut	1	291,051	3
Louisiana	1	282,403	3
Iowa	1	277,230	3
Oregon	1	270,280	3
Illinois	1	250,439	3
New Hampshire	1	245,698	3
Florida	1	198,950	2
North Carolina	2	186,413	2
California	1	171,300	2
Maine	2	84,313	1
Total	31	9,216,016	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2010. Except as noted, all properties are fee owned.

Location	Square Feet	% Occupied
Wholly-Owned Outlet Centers
Riverhead, New York (1)	729,315	99
Rehoboth, Delaware (1)	568,868	99
Foley, Alabama	557,235	89
San Marcos, Texas	441,929	98
Myrtle Beach Hwy 501, South Carolina	426,417	89
Sevierville, Tennessee (1)	419,038	100
Myrtle Beach Hwy 17, South Carolina (1)	402,466	99
Washington, Pennsylvania	370,526	87
Commerce II, Georgia	370,512	95
Hilton Head, South Carolina	368,626	87
Charleston, South Carolina	352,315	96
Howell, Michigan	324,631	96
Branson, Missouri	302,992	99
Park City, Utah	298,379	99
Locust Grove, Georgia	293,868	95
Westbrook, Connecticut	291,051	91
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	91
Lincoln City, Oregon	270,280	99
Lancaster, Pennsylvania	255,152	100
Tuscola, Illinois	250,439	81
Tilton, New Hampshire	245,698	100
Fort Myers, Florida	198,950	90
Commerce I, Georgia	185,750	54
Terrell, Texas	177,800	100
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	94
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
	9,216,016	94
Unconsolidated Joint Ventures
Wisconsin Dells, Wisconsin (50% owned)	265,061	97
Deer Park, New York (33.3% owned) (2)	684,851	82

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Includes a 29,253 square foot warehouse adjacent to the property utilized to support the operations of the retail tenants.

Lease Expirations

The following table sets forth, as of February 1, 2010, scheduled lease expirations for our wholly-owned outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. Square Feet (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2010	229	949,000	$16.15	$15,325,000	10
2011	324	1,466,000	16.73	24,524,000	16
2012	320	1,499,000	17.04	25,549,000	17
2013	332	1,510,000	19.11	28,852,000	19
2014	210	973,000	18.99	18,475,000	12
2015	101	438,000	19.75	8,650,000	6
2016	57	271,000	22.21	6,018,000	4
2017	69	315,000	20.89	6,580,000	4
2018	66	291,000	26.86	7,815,000	5
2019	56	248,000	26.43	6,554,000	4
2020 & thereafter	41	224,000	21.81	4,885,000	3
	1,805	8,184,000	$18.72	$153,227,000	100

(1)	Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 1,032,000 square feet.
(2)	Annualized base rent is defined as the minimum monthly payments due as of February 1, 2010 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our wholly-owned outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet	Square Feet	% of Expiring Square Feet
2009	1,502,000	16	1,218,000	81
2008	1,350,000	16	1,103,000	82
2007	1,572,000	19	1,246,000	79
2006	1,760,000	21	1,466,000	83
2005	1,812,000	22	1,525,000	84

The following tables set forth the weighted average base rental rate increases per square foot on both a cash and straight-line basis for our wholly-owned outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

Cash Basis (excludes periodic, contractual fixed rent increases)

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents ($ per sq. ft.)				Average Annualized Base Rents ($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2009	1,218,000	$16.96	$18.07	7	305,000	$19.23	$23.31	21
2008	1,103,000	$17.33	$19.69	14	492,000	$18.39	$24.48	33
2007	1,246,000	$16.11	$17.85	11	610,000	$17.07	$22.26	30
2006	1,466,000	$15.91	$17.22	8	465,000	$16.43	$19.16	17
2005	1,525,000	$15.44	$16.37	6	419,000	$16.56	$17.74	7

Straight-line Basis (includes periodic, contractual fixed rent increases) (2)

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents ($ per sq. ft.)				Average Annualized Base Rents ($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2009	1,218,000	$16.80	$18.43	10	305,000	$18.83	$24.66	31
2008	1,103,000	$17.29	$20.31	17	492,000	$18.03	$25.97	44
2007	1,246,000	$15.94	$18.15	14	610,000	$16.75	$23.41	40
2006	1,466,000	$15.65	$17.43	11	465,000	$16.19	$19.90	23

(1)	The square footage released to new tenants for 2009, 2008, 2007, 2006 and 2005 contains 73,000, 139,000, 164,000, 129,000 and 112,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.
(2)	Information not available prior to 2006.

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

Year	Occupancy Costs as a % of Tenant Sales
2009	8.5
2008	8.2
2007	7.7
2006	7.4
2005	7.5

Tenants

The following table sets forth certain information for our wholly-owned centers with respect to our ten largest tenants and their store concepts as of February 1, 2010.

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	21	316,512	3.4
GAP	25	242,127	2.7
Banana Republic	20	167,542	1.8
Gap Kids	6	35,349	0.4
	72	761,530	8.3
Phillips-Van Heusen Corporation:
Bass Shoe	29	186,518	2.0
Van Heusen	28	113,357	1.2
Calvin Klein, Inc.	14	77,571	0.9
Izod	18	48,952	0.5
	89	426,398	4.6
Dress Barn, Inc.:
Dress Barn	25	199,553	2.2
Justice	19	83,255	0.9
Maurice's	7	28,456	0.3
Dress Barn Woman	3	18,572	0.2
Dress Barn Petite	2	9,570	0.1
	56	339,406	3.7
Nike:
Nike	21	295,679	3.2
Cole-Haan	3	9,223	0.1
Converse	3	8,758	0.1
	27	313,660	3.4
VF Outlet Inc.:
VF Outlet	8	199,541	2.2
Nautica Factory Stores	19	90,916	1.0
Vans	4	12,000	0.1
Nautica Kids	1	2,500	*	*
	32	304,957	3.3
Adidas:
Reebok	22	204,048	2.2
Adidas	8	74,030	0.8
Rockport	4	12,046	0.1
	34	290,124	3.1
Liz Claiborne:
Liz Claiborne	23	237,525	2.6
Lucky Brand Jeans	6	18,630	0.2
Juicy	2	5,275	0.1
Liz Claiborne Women	1	3,100	*	*
DKNY Jeans	1	3,000	*	*
Kate Spade	1	2,500	*	*
	34	270,030	2.9
Carter's:
OshKosh B'Gosh	24	122,282	1.3
Carter's	23	107,223	1.2
	47	229,505	2.5
Polo Ralph Lauren:
Polo Ralph Lauren	21	189,669	2.1
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*	*
	23	197,669	2.2
Jones Retail Corporation:
Jones Retail Corporation	15	50,905	0.6
Nine West	19	49,042	0.5
Easy Spirit	17	44,264	0.5
Kasper	11	27,303	0.3
Anne Klein	5	12,155	0.1
Jones NY Sport	1	4,000	*	*
	68	187,669	2.0

Total of all tenants listed in table	482	3,320,948	36.0

* Less than 0.1%.

Significant Property

The Riverhead, New York center is the only property that comprises more than 10% of our consolidated gross revenues. No property comprises more than 10% of our consolidated total assets. The Riverhead center, originally constructed in 1994, represented 11% of our consolidated total revenues for the year ended December 31, 2009. The Riverhead center is 729,315 square feet.

Tenants at the Riverhead outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2009, 2008 and 2007:

Center Occupancy	2009	2008	2007
Riverhead, NY	99%	98%	100%

Average base rental rates per weighted average square foot	2009	2008	2007
Riverhead, NY	$26.21	$25.36	$23.59

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. At December 31, 2009, the net federal tax basis of the Riverhead center was approximately $67.7 million. Real estate taxes assessed on this center during 2009 amounted to $3.8 million. Real estate taxes for 2010 are estimated to be approximately $3.9 million.

The following table sets forth, as of February 1, 2010, combined, scheduled lease expirations at the Riverhead outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2010	9	35,000	$24.46	$856,000	5
2011	13	81,000	22.51	1,823,000	10
2012	37	161,000	25.33	4,078,000	22
2013	24	126,000	26.42	3,329,000	18
2014	22	110,000	23.60	2,596,000	14
2015	10	56,000	25.20	1,411,000	8
2016	6	14,000	41.67	583,000	3
2017	7	29,000	38.41	1,114,000	6
2018	7	30,000	33.30	999,000	5
2019	4	19,000	34.21	650,000	4
2020 and thereafter	6	32,000	30.53	977,000	5
Total	145	693,000	$26.57	$18,416,000	100

(1)	Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 36,000 square feet.
(2)	Annualized base rent is defined as the minimum monthly payments due as of February 1, 2010, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Reserved.

EXECUTIVE OFFICERS OF THE COMPANY

The Operating Partnership does not have any officers. The following table sets forth certain information concerning the executive officers of the Company which controls the Operating Partnership through its ownership of the general partner, Tanger GP Trust:

NAME	AGE	POSITION
Steven B Tanger	61	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	51	Executive Vice President — Chief Financial Officer and Secretary
Carrie A. Geldner	47	Senior Vice President — Marketing
Kevin M. Dillon	51	Senior Vice President — Construction and Development
Lisa J. Morrison	50	Senior Vice President — Leasing
James F. Williams	45	Senior Vice President — Controller
Virginia R. Summerell	51	Vice President — Treasurer and Assistant Secretary

The following is a biographical summary of the experience of our executive officers of the Company:

Steven B. Tanger. Mr. Tanger is a director of the Company and was named President and Chief Executive Officer effective January 1, 2009. Mr. Tanger served as President and Chief Operating Officer from January 1, 1995 to December 2008. Previously, Mr. Tanger served as Executive Vice President from 1986 to December 1994. He has been with Tanger-related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. He is responsible for all phases of project development, including site selection, land acquisition, development and leasing. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger is the son of Stanley K. Tanger.

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003 and was additionally named Secretary in May 2005. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer from January 1993 to November 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, operations, marketing, human resources, information systems and legal functions. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Carrie A. Geldner. Ms. Geldner was named Senior Vice President - Marketing in May 2000. Previously, she held the position of Vice President — Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996. Prior to joining Tanger, Ms. Geldner was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Geldner was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Geldner is a graduate of East Carolina University.

Kevin M. Dillon. Mr. Dillon was named Senior Vice President — Construction and Development in August 2004. Previously, he held the positions of Vice President — Construction and Development from May 2002 to August 2004, Vice President — Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

Lisa J. Morrison. Ms. Morrison was named Senior Vice President — Leasing in August 2004. Previously, she held the positions of Vice President — Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new development. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties.

James F. Williams. Mr. Williams was named Senior Vice President and Controller in February 2006. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997 and Vice President in April 2004. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April

1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

Virginia R. Summerell. Ms. Summerell was named Vice President, Treasurer and Assistant Secretary of the Company in May 2005. Since joining the Company in August 1992, she has held various positions including Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include developing and maintaining banking relationships, oversight of all project and corporate finance transactions, management of treasury systems and the supervision of the Company's credit department. Previously she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University.

PART II

Item 5. Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common or preferred units. As of December 31, 2009, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 20,138,562 common units and the Tanger Family Limited Partnership owned 3,033,305 common units as a limited partner. We made distributions per common unit during 2009 and 2008 as follows:

	2009	2008
First Quarter	$.760	$.72
Second Quarter	.765	.76
Third Quarter	.765	.76
Fourth Quarter	.765	.76
	$3.055	$3.00

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

Item 6. Selected Financial Data

Note: As discussed in Note 3 to the consolidated financial statements, effective January 1, 2009, we adopted several new accounting pronouncements all of which required retrospective application.

	2009	2008	2007	2006	2005
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$271,685	$245,391	$228,765	$210,962	$197,949
Operating income	64,726	78,901	71,565	68,942	73,769
Income from continuing operations	67,495	29,718	30,438	28,501	7,678
Net income	67,495	29,718	30,556	42,699	6,077
SHARE DATA
Basic:
Income from continuing operations	$2.91	$1.26	$1.31	$1.23	$.12
Net income available to common unitholders	$2.91	$1.26	$1.31	$2.01	$.30
Weighted average common units	20,991	18,575	18,444	18,333	17,223
Diluted:
Income from continuing operations	$2.91	$1.25	$1.29	$1.22	$.12
Net income available to common unitholders	$2.91	$1.25	$1.29	$1.99	$.30
Weighted average common units	21,039	18,644	18,790	18,512	17,305
Common distributions paid	$3.06	$3.00	$2.84	$2.69	$2.56
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,507,870	$1,399,755	$1,287,241	$1,216,859	$1,152,866
Total assets	1,178,500	1,121,639	1,059,846	1,040,319	1,000,363
Debt	584,611	786,863	695,002	664,518	663,607
Total partners' equity	521,063	265,903	294,148	327,445	299,580

OTHER DATA
Cash flows provided by (used in):
Operating activities	$127,269	$96,964	$98,609	$88,354	$83,912
Investing activities	$(76,228)	$(133,483)	$(84,803)	$(63,336)	$(336,563)
Financing activities	$(52,779)	$39,078	$(19,826)	$(19,531)	$251,488

Gross Leasable Area Open:
Wholly-owned	9,216	8,820	8,398	8,388	8,261
Partially-owned (unconsolidated)	950	1,352	667	667	402
Managed	—	—	—	293	64

Number of outlet centers:
Wholly-owned	31	30	29	30	31
Partially-owned (unconsolidated)	2	3	2	2	1
Managed	—	—	—	3	1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words 'believe', 'expect', 'intend', 'anticipate', 'estimate', 'project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A — Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2009, we had 31 wholly-owned centers in 21 states totaling 9.2 million square feet compared to 30 centers in 21 states totaling 8.8 million square feet as of December 31, 2008. The changes in the number of centers, square feet and states are due to the following events:

	No. of Centers	Square feet (000's)	States
As of December 31, 2008	30	8,820	21
Center expansion:
Commerce II, Georgia	—	23	—
Acquisition:
Myrtle Beach Hwy 17, South Carolina	1	402	—
Other	—	(29)	—
As of December 31, 2009	31	9,216	21

Results of Operations

2009 Compared to 2008

BASE RENTALS

Base rentals increased $15.8 million, or 10%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of base rents from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Incremental base rent from new development and expansion	$7,134	$2,788	$4,346
Incremental base rent from acquisition	9,279	—	9,279
Existing property base rentals	157,398	154,401	2,997
Termination fees	1,036	1,523	(487)
Amortization of net below market rent adjustments	70	356	(286)
	$174,917	$159,068	$15,849

In August 2008 we opened our new outlet center in Washington, Pennsylvania and during the second quarter of 2009 opened an additional expansion phase at our outlet center in Commerce, Georgia. In January 2009 we completed the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.

The above increases were partially offset by a reduction at existing centers in the recognition of termination fees in the 2009 period compared to the 2008 period. The 2009 period included approximately $1.0 million of termination fees compared to $1.5 million in the 2008 period due to fewer tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The net amortization of above and below market leases, excluding the newly acquired Myrtle Beach Hwy 17 property, for the 2009 period was an increase to base rentals of approximately $70,000. This represents a decrease of approximately $286,000, or 80%, over the 2008 period amount of approximately $356,000. The decrease is due to the aging acquired leases that exist in our portfolio.

At December 31, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.4 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the breakpoint), decreased $257,000, or 4% from the 2008 period to the 2009 period. The following table sets forth the changes in percentage rentals from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Incremental percentage rentals from new development	$78	$12	$66
Incremental percentage rentals from acquisition	389	—	389
Existing property percentage rentals	6,334	7,046	(712)
	$6,801	$7,058	$(257)

Tenant sales were negatively impacted by the general weakness in the US economy. In addition, a significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals. This essentially transformed a variable rent component into a fixed rent component.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $6.7 million, or 9%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of expense reimbursements from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Incremental expense reimbursements from new development and expansions	$5,092	$2,659	$2,433
Incremental expense reimbursement from acquisition	3,824	—	3,824
Existing property expense reimbursement	69,426	68,616	810
Termination fees allocated to expense reimbursements	347	729	(382)
	$78,689	$72,004	$6,685

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. The increase is due primarily to the $6.3 million of reimbursed expenses from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center.

OTHER INCOME

Other income increased $4.0 million, or 55%, in the 2009 period as compared to the 2008 period due primarily to the a $3.3 million gain on the sale of a land outparcel at our Washington, PA center in August 2009 and approximately $473,000 in incremental other vending income associated with the incremental addition of the Washington, PA and Myrtle Beach Hwy 17 centers as described above. The remainder of the increase related to management fees earned from services provided to the Deer Park joint venture which opened in October 2008. This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $6.8 million, or 8%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of property operating expenses from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Incremental operating expenses from new development and expansion	$3,854	$2,239	$1,615
Incremental operating expenses from acquisition	4,636	—	4,636
Existing property operating expenses	79,387	75,735	3,652
Abandoned due diligence costs	797	3,923	(3,126)
	$88,674	$81,897	$6,777

The increase is due primarily to the $6.3 million of incremental operating costs from our new Washington, PA outlet center, the expansion at our Commerce II, GA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. The land that the Myrtle Beach Hwy 17 property was constructed on is subject to a land lease of approximately $1.1 million per year. The increases in operating expenses at our existing centers related to various common area maintenance projects and increased snow removal costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $10.3 million, or 46%, in the 2009 period as compared to the 2008 period. Effective September 1, 2009, Stanley K. Tanger, founder of the Company, retired as an employee. His severance consisted of a cash payment of $3.4 million and $6.9 million of share-based compensation from the accelerated vesting of restricted Company common shares. The cash payment will be made during the second quarter of 2010. The savings during the fourth quarter of 2009 from Mr. Tanger's retirement was offset during the period from additional bad debt expenses.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization increased $18.2 million, or 29%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on our current redevelopment timeline, we intend to demolish the existing buildings by the end of the second quarter of 2010 and therefore have changed the estimated useful life to end at that time. As a result of this change in useful life, additional depreciation and amortization of approximately $6.3 million was recognized during the 2009 period.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.29 per unit for the year ended December 31, 2009.  Of the remaining increase in depreciation and amortization, $11.4 million is due to the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio.

INTEREST EXPENSE

Interest expense decreased $3.4 million, or 8%, in the 2009 period compared to the 2008 period. The decrease is primarily related to the extinguishment of a principal amount of $142.3 million of exchangeable notes through the issuance of equity described below and the issuance of 3.45 million common shares by the Company in August 2009. The net proceeds from the Company's equity offering, contributed to the Operating Partnership in exchange for 87,000 common units to the general partner and 1,638,000 common units to the limited partner, were used to reduce amounts outstanding under our unsecured lines of credit. Also, a significant portion of our outstanding debt is comprised of unsecured lines of credit which incur interest based on the LIBOR index plus a credit spread. The 2009 period has seen unprecedented low LIBOR index levels which have reduced the overall borrowing rate associated with our lines of credit.

IMPAIRMENT CHARGE

During the second quarter 2009, we determined that the estimated future undiscounted cash flows of our Commerce I, GA outlet center did not exceed the property's carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods. Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its fair value. We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets. There were no such charges during the 2008 period.

GAIN ON EARLY EXTINGUISHMENT OF DEBT

In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. The Operating Partnership issued approximately 2.4 million partnership units to the Company in consideration for the Company's issuance of common shares to retire the exchangeable notes. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million, with a carrying amount of $7.0 million, remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

GAIN ON FAIR VALUE MEASUREMENT OF PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.  We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and is consolidated in 2009.  The acquisition was accounted for under the new guidance for acquisitions which was effective January 1, 2009.  Under this guidance, we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings (losses) of unconsolidated joint ventures decreased $2.4 million in the 2009 period compared to the 2008 period.  The 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009. The acquisition resulted in a decrease of approximately $1.4 million in equity in earnings. In addition our equity in the losses incurred by the Deer Park property, decreased in 2009 by approximately $700,000 due to depreciation charges and leverage on the project which was open for a full year in the 2009 period.  We expect results to improve during the stabilization of the property.

2008 Compared to 2007

BASE RENTALS

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

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the breakpoint), decreased $1.7 million or 19%. Sales were negatively impacted by the general weakness in the U.S. economy during the 2008 period. Reported same-space sales per square foot for the twelve months ended December 31, 2008, excluding our center in Foley, Alabama and on Highway 501 in Myrtle Beach, South Carolina, both of which have been going through major renovations, were $336 per square foot, a 1.6% decrease over the prior year. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. In addition, percentage rentals were negatively impacted by a significant number of tenants that renewed their leases at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals. This essentially transformed a variable rent component into a fixed rent component.

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

DEPRECIATION AND AMORTIZATION EXPENSE

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

INTEREST EXPENSE

Interest expense decreased $1.5 million, or 3%, in the 2008 period compared to the 2007 period.  During June of 2008, we entered into a $235.0 million unsecured three year term loan facility.  After entering into interest rate swap protection agreements, the facility bears a weighted average interest rate of 5.25%.  The proceeds from this transaction were used to repay a $170.7 million secured mortgage bearing an effective interest rate of 5.18% and amounts outstanding under our unsecured lines of credit.  We utilized unsecured lines of credit in February 2008 to repay our $100.0 million, 9.125% unsecured senior notes.  Due to the above transactions and the decline in LIBOR rates during the year, we incurred a lower weighted average borrowing rate on a comparable basis between the 2008 and 2007 periods, which more than offset the increase in average debt outstanding from our expansion and development activities.

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

Liquidity and Capital Resources

General Overview

Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowing under our unsecured lines of credit, other debt or equity offerings.

We believe we achieve a strong and flexible financial position by attempting to: (1) manage our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2008 to 2009 (in thousands):

	2009	2008	Change
Net cash provided by operating activities	$127,269	$96,964	$30,305
Net cash used in investing activities	(76,228)	(133,483)	57,255
Net cash provided by (used in) financing activities	(52,779)	39,078	(91,857)
Net cash increase /(decrease)	$(1,738)	$2,559	$(4,297)

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities. Rental and occupancy rates are the primary factors that influence property rental income levels. Since late in the third quarter of the 2008 period, we have added two outlet centers to our wholly-owned portfolio and expanded one existing wholly-owned center thus increasing our cash provided by operations.  In addition, our rental rates upon renewal and re-tenanting have increased from the 2008 period and the 2009 period.  Our average debt outstanding has decreased as a result of cash provided by operating activities and the two equity offerings during the 2009 period. These transactions, coupled with historically low LIBOR interest rates on which our floating rate interest payments are based, have led to a significant decrease in the interest expense payments for the 2009 period as compared to the 2008 period. These two factors have more than offset the slight decrease in overall portfolio occupancy on a comparative basis between the periods. The 2008 period also included a cash payment of $8.9 million for the settlement of two US treasury rate lock derivative contracts.

Investing Activities

Cash flow used in investing activities was higher in the 2008 period by $57.3 million due to additions to rental property from construction expenditures related to our Washington, PA outlet center which opened in August 2008 and two major renovation projects which were on-going during most of the 2008 period.  There were no significant renovation or construction projects during the 2009 period except for the approximately 23,000 square foot expansion at our Commerce II, GA outlet center. However, the 2009 period includes the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center at a cash purchase price of $32.0 million.

Financing Activities

The following is a summary of the 2009 and 2008 financing transactions:

2009

  In May 2009 in a non-cash transaction, we retired $142.3 million of exchangeable notes through the issuance by the Company of 4.9 million common shares
  In August 2009, the Company raised approximately $116.8 million in cash through the issuance of 3.45 million common shares and contributed the proceeds to the Operating Partnership in exchange for 1.7 million common partnership units

  Throughout the year, we reduced our amounts outstanding on our unsecured lines of credit from $161.5 million to $57.7 million from cash flow from operations and the August Company share issuance

2008

  In February 2008, we retired $100.0 million of 9.125% unsecured senior notes with amounts available under our unsecured lines of credit.
  In June 2008, we closed on a $235.0 million unsecured term loan facility
  In June 2008, we repaid a mortgage loan with funds received from the term loan facility that had a principal balance of approximately $170.7 million

Cash provided by financing activities decreased significantly from the 2008 to 2009 period. As described above in "Investing Activities" our development activities decreased significantly in the 2009 period. In 2009 our focus turned to recapitalizing our balance sheet and we were able to make progress in that area as evidenced by the two equity transactions that we were able to complete. Distributions paid in 2009 increased due to an increase in the number of units outstanding and an increase in our distribution rate. See "Financing Arrangements" for further discussion of the above transactions.

Current Developments and Dispositions

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or Funds From Operations, or FFO. See the section "Funds From Operations" in the Management's Discussion and Analysis section for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or funds from operations.

WHOLLY-OWNED CURRENT DEVELOPMENTS

Mebane, North Carolina

In October 2009, we closed on our development site in Mebane, North Carolina and began construction on a Tanger Outlet Center totaling approximately 317,000 square feet.  Currently, we have signed leases or leases out for signature for approximately 73% of the total square feet.  The estimated total cost of the project is approximately $64.9 million and we expect the center to be open in time for the 2010 holiday season. This project is being funded by operating cash flows and amounts available under our unsecured lines of credit.

Redevelopments at Existing Centers

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on our current redevelopment timeline, we expect the redevelopment of the center, which includes demolishing the existing center, to begin during the second quarter of 2010 with the redeveloped center expected to open during the second half of 2011. We currently expect the first phase of the center to be approximately 150,000 square feet. We estimate that the closure of the outlet center during 2010 for redevelopment will decrease net income by approximately $2.0 million, an amount which includes demolition costs which will be charged to operating expenses. Currently, we expect this project will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Expansions at Existing Centers

During the second quarter of 2009, we completed construction of a 23,000 square foot expansion at our Commerce II, Georgia outlet center. The majority of the tenants opened during the second quarter of 2009. This project was funded by amounts provided by operating cash flows and amounts available under our unsecured lines of credit.

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

At this time, we are in the initial study period on this potential new location. As such, there can be no assurance that this site will ultimately be developed. This project, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available. We may also consider the use of additional operational or developmental joint ventures.

Financing Arrangements

As of December 31, 2009, approximately 94% of our outstanding debt represented unsecured borrowings and approximately 95% of the gross book value of our real estate portfolio was unencumbered. We maintain five unsecured, revolving lines of credit that provide for borrowings of up to $325.0 million, all with expiration dates of June 30, 2011 or later.

In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. The Operating Partnership issued approximately 2.4 million partnership units to the Company in consideration for the Company's issuance of common shares to retire the exchangeable notes. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million. A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

In August 2009, the Company completed a common share offering of 3.45 million shares at a price of $35.50 per share, with net proceeds of approximately $116.8 million.   The net proceeds from the sale were contributed to the Operating Partnership in exchange for 87,000 common units to the general partner and 1,638,000 common units to the limited partner. We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

In September 2009, Moody's Investors Service affirmed its Baa3 senior unsecured rating for the Operating Partnership and revised our rating outlook to positive from stable.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our unitholders' best interests. We have no significant debt maturities until 2011. We, together with the Company, updated our joint shelf registration in July 2009 that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2010.

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

We believe our financing activities in 2009 have improved the strength of our balance sheet so that we can meet our current expected obligations; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2009 (in thousands):

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Debt (1)	$35,800	$299,910	$—	$—	$—	$250,000	$585,710
Interest payment (2)	28,548	19,943	15,645	15,645	15,645	18,620	114,046
Operating leases	5,680	5,148	4,335	3,819	3,859	158,716	181,557
	$70,028	$325,001	$19,980	$19,464	$19,504	$427,336	$881,313

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2009.
(2)	These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2009 was used.

In October 2009, we exercised our option to purchase the land for our outlet center development in Mebane, NC. In addition to the contractual payment obligations shown in the table above, we have $30.7 million remaining as of December 31, 2009 related to the construction contract for the outlet center. The total cost of the project is expected to be approximately $64.9 million with an opening in the fourth quarter of 2010. The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of this project. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.

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

Our senior, unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	60%	36%
Total secured debt to adjusted total assets	40%	2%
Total unencumbered assets to unsecured debt	135%	278%

(1)	For a complete listing of all debt covenants related to our senior unsecured notes as well as definitions of the above terms refer to our applicable filings with the SEC.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2009 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.7	$25.3

Deer Park	Deer Park, Long Island NY	2008	33.3%	684,851	$3.3	$267.2

We may issue guarantees for the debt of a joint venture in order for the joint venture to obtain financing at a lower cost than could be obtained otherwise. We are party to a limited joint and several guarantee with respect to the Wisconsin Dells joint venture loan, which currently has a balance of $25.3 million. We are also party to limited joint and several guarantees with respect to the loans obtained by the Deer Park joint venture which currently have a balance of $267.2 million.

Each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In December 2009, the joint venture closed on a new interest-only mortgage loan totaling $25.3 million that matures in December 2012. The new loan refinances the original construction loan and bears interest based on the LIBOR index plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property as well as limited joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.

In May 2007, the joint venture closed on the project financing which is structured in two parts. The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners. The second is a $15.0 million mezzanine loan secured by the pledge of the partners' equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%. Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%. The loans had a combined balance $264.9 million as of December 31, 2009 and are scheduled to mature in May 2011 with a one year extension option at that date. The extension option is contingent upon the joint venture property meeting certain financial and operational levels and thresholds. There can be no assurance that these levels will be met. If the joint venture does not qualify for the extension option, additional capital contributions from the members could be necessary.

In June 2009, the two interest rate swaps entered into by Deer Park in 2007 with a notional amount totaling $170.0 million that had fixed the LIBOR index at an average of 5.38% related to Deer Park's $284.0 million construction loan expired. At that time, a forward starting interest rate cap purchased in February 2009 at a cost approximately $290,000 replaced these interest rate protection agreements as a hedge of interest rate risk. The agreement caps the 30-day LIBOR index at 4% on a notional amount of $240.0 million for a period through April 2011.

In June 2008, we, and our two other partners formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center's tenants. Each partner maintains a 33.3% ownership interest in this joint venture which acquired the warehouse for a purchase price of $3.3 million. The venture also closed on a construction loan of $2.3 million with a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011.

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

The following table details our share of the debt maturities of the unconsolidated joint ventures as of December 31, 2009 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Wisconsin Dells	$12,625	December 2012	LIBOR + 3.00%
Deer Park	$89,073	May 2011	LIBOR + 1.375% to 3.50%

Related Party Transactions

As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. During 2008 and 2007 we were also 50% owners of the Myrtle Beach Hwy 17 joint venture. These joint ventures pay us management, leasing and marketing fees, which we believe approximate current market rates, for services provided to the joint ventures. During 2009, 2008 and 2007, we recognized the following fees (in thousands):

	Year Ended December 31,
	2009	2008	2007
Fee:
Management and leasing	$1,921	$1,576	$560
Marketing	147	185	108
Total Fees	$2,068	$1,761	$668

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. Stanley K. Tanger, the Company's founder and a current member of the Company's Board of Directors and the Board of Trustees of our general partner, is the sole general partner of the Tanger Family Limited Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which aggregated $9.3 million, $9.1 million and $8.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Recently amended accounting guidance was issued which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

Acquisition of Real Estate

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

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2009.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on each tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time payment is receivable until the tenant vacates the space.

New Accounting Pronouncements

In June 2009, amended guidance was issued that requires us to perform an analysis to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.   The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance

b.   The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity

Additionally, we are required to assess whether we have an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance.

On an ongoing basis, we are required to reassess whether we are the primary beneficiary of a variable interest entity. The quantitative assessment approach, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, was eliminated which was previously required for determining the primary beneficiary. The amended guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about our involvement in a variable interest entity. The amended guidance is effective for us in the annual reporting period beginning January 1, 2010. We evaluated our unconsolidated joint ventures using the joint ventures current facts and circumstances as of December 31, 2009, using the amended guidance effective for 2010 and have concluded that no change to our current accounting for these joint ventures is currently necessary in 2010.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2009, 2008 and 2007 as well as other data for those respective periods (in thousands):

	2009	2008	2007
Funds from Operations:
Net income	$67,495	$29,718	$30,556
Adjusted for:
Depreciation and amortization attributable to discontinued operations	—	—	145
Depreciation and amortization uniquely significant to real estate — consolidated	80,008	61,965	63,506
Depreciation and amortization uniquely significant to real estate — unconsolidated joint ventures	4,859	3,165	2,611
Gain on fair value measurement of previously held interest in acquired joint venture	(31,497)
Gain on sale of real estate	—	—	(6)
Funds from operations (1)	120,865	94,848	96,812
Preferred unit distributions	(5,625)	(5,625)	(5,625)
Allocation of earnings to participating securities	(1,282)	(1,157)	(1,051)
Funds from operations available to common unitholders	$113,958	$88,066	$90,136
Weighted average units outstanding (2)	21,039	18,644	18,790

(1)  The year ended December 31, 2009 includes gains on sales of outparcels of land of $3.3 million.
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

During 2009, approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio came up for renewal and 1.5 million square feet, or 16% of our wholly-owned portfolio will come up for renewal in 2010. During 2009, we renewed 81% of the 1.5 million square feet that came up for renewal with the existing tenants at a 10% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 305,000 square feet at a 31% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

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

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 9% of our square feet or 6% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2009 and 2008, respectively, occupancy at our wholly-owned centers was 96% and 97%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. In an effort to reduce our exposure to market risk, we may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis and to hedge anticipated future financings. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

In July 2008 and September 2008, we entered into two LIBOR based interest rate swap agreements for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.  At December 31, 2009, the fair value of these contracts was a liability of $9.0 million.  If interest rates decreased 50 basis points, the fair value would be approximately $10.5 million.  The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The valuation also includes an adjustment for credit risk. We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of December 31, 2009, 10% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $577,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2009 and 2008 was $567.0 million and $711.8 million, respectively, and its recorded value was $584.6 million and $786.9 million, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2009 and 2008 would result in a decrease in fair value of total debt by approximately $17.1 million and $37.4 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the Registrant, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2009 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management's report on internal control over financial reporting.
Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Registrant's principal executive officer and principal financial officer, or persons performing similar functions, and effected by the board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Registrant's management, with the participation of the principal executive officer and principal financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Registrant's internal control over financial reporting, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Registrant;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and trustees of the Registrant; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant's assets that could have a material effect on the financial statements.
The Registrant's management has evaluated the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, the Registrant's management has concluded that the Registrant's internal control over financial reporting was effective as of December 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Registrant's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c)	There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 was reported.

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

Item 10. Directors, Executive Officers and Corporate Governance

The Operating Partnership does not have any directors or officers. The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section in Part I entitled "Executive Officers of the Company".

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to our Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

The information concerning our Company Code of Ethics required by this Item, which is posted on the Company's website, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

The information concerning our corporate governance required by this Item, which is posted on the Company's website, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

The following table provides information as of December 31, 2009 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	62,325	$36.90	671,835
Equity compensation plans not approved by security holders
Total	62,325	$36.90	671,835

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 14, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets-December 31, 2009 and 2008	F-2
Consolidated Statements of Operations-
	Years Ended December 31, 2009, 2008 and 2007	F-3
Consolidated Statements of Partners' Equity-
	Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cash Flows-
	Years Ended December 31, 2009, 2008 and 2007	F-5
	Notes to Consolidated Financial Statements	F-6 to F-26
2.	Financial Statement Schedule
Schedule III
	Real Estate and Accumulated Depreciation	F-27 to F-28

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description
3.3	Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated November 11, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated November 21, 2005.)
4.1	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)
4.1A	Form of First Supplemental Indenture (to Senior Indenture). (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)
4.1B	Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.)
4.1C	Form of Third Supplemental Indenture (to Senior Indenture) dated February 15, 2001. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated February 16, 2001.)
4.1D	Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 5, 2005. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.1E	Form of Fifth Supplemental Indenture (to Senior Indenture) dated August 16, 2006. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.2F	Form of Sixth Supplemental Indenture (to Senior Indenture) dated July 2, 2009. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3 filed on July 2, 2009.)
10.1	Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective December 29, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 2009.)
10.2	Form of Unit Option Agreement between the Operating Partnership and certain employees. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
10.3	Amended and Restated Employment Agreement for Steven B. Tanger, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)
10.4	Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)
10.5	Amended and Restated Employment Agreement for Lisa J. Morrison, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)
10.6	Amended and Restated Employment Agreement for Carrie A. Geldner, as of December 29, 2008.
10.7	Amended and Restated Employment Agreement for Kevin Dillon, as of December 29, 2008.
10.8	Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.8A	Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.8B	Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)
10.8C	Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)
10.8D	Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3, dated August 9, 2006.)
10.8E	Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 14, 2009.)
10.9	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.10	Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.11	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)
10.12	Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)
10.13	Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.14	Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.14A	Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.15	Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.16	Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company's common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 30, 2005.)
10.17	Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company's current report on Form 8-K dated June 11, 2008.)
12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Unit Distributions
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.	Vice President, Treasurer and Assistant Secretary(Principal Financial and Accounting Officer)	March 1, 2010
Frank C. Marchisello Jr.

/s/s Jack Africk	Trustee	March 1, 2010
Jack Africk

/s/ William G. Benton	Trustee	March 1, 2010
William G. Benton

/s/ Bridget Ryan Berman	Trustee	March 1, 2010
Bridget Ryan Berman

/s/ Thomas E. Robinson	Trustee	March 1, 2010
Thomas E. Robinson

/s/ Allan L. Schuman	Trustee	March 1, 2010
Allan L. Schuman

/s/ Stanley K. Tanger	Trustee	March 1, 2010
Stanley K. Tanger

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Operating Partnership changed the manner in which it accounts for certain convertible debt instruments and the manner in which it computes earnings per unit in 2009. As discussed in Note 5 to the consolidated financial statements, the Operating Partnership changed the manner in which it accounts for business combinations in 2009.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 1, 2010

TANGER PROPERTIES LIMTIED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
Rental property
Land	$143,933	$135,689
Buildings, improvements and fixtures	1,352,568	1,260,243
Construction in progress	11,369	3,823
	1,507,870	1,399,755
Accumulated depreciation	(412,530)	(359,301)
Rental property, net	1,095,340	1,040,454
Cash and cash equivalents	3,214	4,952
Investments in unconsolidated joint ventures	9,054	9,496
Deferred charges, net	38,867	37,750
Other assets	32,025	28,987
Total assets	$1,178,500	$1,121,639

LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $858 and $9,137, respectively)	$256,352	$390,363
Mortgage payable (net of discount of $241 and $0, respectively)	35,559	—
Unsecured term loan	235,000	235,000
Unsecured lines of credit	57,700	161,500
Total debt	584,611	786,863
Construction trade payables	14,194	11,968
Accounts payable and accrued expenses	31,555	25,991
Other Liabilities	27,077	30,914
Total liabilities	657,437	855,736

Commitments and contingencies

Partners' Equity
General partner	5,633	(259)
Limited partners	522,425	277,642
Accumulated other comprehensive loss	(6,995)	(11,480)
Total partners' equity	521,063	265,903
Total liabilities and partners' equity	$1,178,500	$1,121,639

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2009	2008	2007
REVENUES
Base rentals	$174,917	$159,068	$146,824
Percentage rentals	6,801	7,058	8,757
Expense reimbursements	78,689	72,004	65,978
Other income	11,278	7,261	7,206
Total revenues	271,685	245,391	228,765

EXPENSES
Property operating	88,674	81,897	74,383
General and administrative	32,584	22,264	19,007
Depreciation and amortization	80,501	62,329	63,810
Impairment charge	5,200	—	—
Total expenses	206,959	166,490	157,200
Operating income	64,726	78,901	71,565
Interest expense (including prepayment premium of $406 in 2008)	(37,683)	(41,125)	(42,600)
Gain on early extinguishment of exchangeable debt	10,467	—	—
Gain on fair value measurement of previously held interest in acquired joint venture	31,497	—	—
Loss on settlement of U.S. treasury rate locks	—	(8,910)	—
Income before equity in earnings (losses) of unconsolidated joint ventures and discontinued operations	69,007	28,866	28,965
Equity in earnings (losses) of unconsolidated joint ventures	(1,512)	852	1,473
Income from continuing operations	67,495	29,718	30,438
Discontinued operations	—	—	118
Net income	67,495	29,718	30,556
Income available to limited partners	66,970	29,523	30,353
Income available to general partner	$525	$195	$203

Basic earnings per common unit:
Income from continuing operations	$2.91	$1.26	$1.31
Net income	2.91	1.26	1.31

Diluted earnings per common unit:
Income from continuing operations	$2.91	$1.25	$1.29
Net income	2.91	1.25	1.29

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners equity
Balance, December 31, 2006	$219	$323,340	$3,886	327,445
Comprehensive income:
Net income	203	30,353	—	30,556
Other comprehensive income	—	—	(11,403)	(11,403)
Total comprehensive income	203	30,353	(11,403)	19,153
Compensation under Incentive Award Plan	—	4,059	—	4,059
Issuance of 58,953 common units upon exercise of options	—	2,085	—	2,085
Grant of 85,000 restricted units, net of forfeitures	—	—	—	—
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)
Common distributions ($2.84 per common unit)	(426)	(52,543)	—	(52,969)
Balance, December 31, 2007	(4)	301,669	(7,517)	294,148
Comprehensive income:
Net income	195	29,523	—	29,718
Other comprehensive (loss)	—	—	(3,963)	(3,963)
Total comprehensive income	195	29,523	(3,963)	25,755
Compensation under Incentive Award Plan	—	5,391	—	5,391
Issuance of 74,130 common units upon exercise of options	—	2,648	—	2,648
Grant of 95,000 restricted units, net of forfeitures	—	—	—	—
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)
Common distributions ($3.00 per common unit)	(450)	(55,964)	—	(56,414)
Balance, December 31, 2008	(259)	277,642	(11,480)	265,903
Comprehensive income:
Net income	525	66,970	—	67,495
Other comprehensive income	—	—	4,485	4,485
Total comprehensive income	525	66,970	4,485	71,980
Compensation under Incentive Award Plan	—	11,798	—	11,798
Issuance of 46,042 common shares upon exercise of unit options	—	1,747	—	1,747
Grant of 103,750 restricted units, net of forfeitures	—	—	—	—
Issuance of 2,433,719 common units in connection with exchangeable debt retirement, net of reacquired equity		121,420		121,420
Issuance of 1,725,000 common units, net of issuance costs of $5.7 million	5,892	110,927		116,819
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)
Common distributions ($3.06 per common unit)	(525)	(62,454)	—	(62,979)
Balance, December 31, 2009	$5,633	$522,425	$(6,995)	$521,063

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$67,495	$29,718	$30,556
Depreciation and amortization (including discontinued operations)	80,501	62,383	63,954
Impairment charge	5,200	—	—
Amortization of deferred financing costs	1,511	1,632	1,666
Equity in (earnings) losses of unconsolidated joint ventures	1,512	(852)	(1,473)
Distributions of cumulative earnings from unconsolidated joint ventures	660	3,540	3,220
Loss on settlement of U.S. treasury rate locks	—	8,910	—
Gain on fair value measurement of previously interest held in acquired joint venture	(31,497)	—	—
Gain on early extinguishment of exchangeable debt	(10,467)	—	—
Compensation expense related to restricted shares and options granted	11,798	5,391	4,059
Amortization of debt premiums and discounts, net	895	1,510	22
Gain on sale of real estate	—	—	(6)
Gain on sale of outparcels of land	(3,293)	—	—
Net accretion of market rent rate adjustment	(492)	(356)	(1,147)
Straight-line base rent adjustment	(2,242)	(3,195)	(2,868)
Increases (decreases) due to changes in:
Other assets	1,656	(1,082)	(4,780)
Accounts payable and accrued expenses	4,032	(10,635)	5,406
Net cash provided by operating activities	127,269	96,964	98,609
INVESTING ACTIVITIES:
Additions of rental properties	(42,369)	(127,298)	(85,030)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	(31,086)	—	—
Additions to investments in unconsolidated joint ventures	(95)	(1,577)	—
Return of equity from unconsolidated joint ventures	—	—	1,281
Additions to deferred lease costs	(4,255)	(4,608)	(3,086)
Net proceeds from sales of real estate	1,577	—	2,032
Net cash used in investing activities	(76,228)	(133,483)	(84,803)
FINANCING ACTIVITIES:
Cash distributions paid	(68,604)	(62,039)	(58,594)
Contributions from partners	116,819	—	—
Proceeds from borrowings and issuance of debt	232,100	759,645	152,000
Repayments of debt	(335,900)	(669,703)	(121,911)
Additions to deferred financing costs	(443)	(2,166)	(534)
Proceeds from tax increment financing	1,502	10,693	7,128
Proceeds from exercise of options	1,747	2,648	2,085
Net cash provided by (used in) financing activities	(52,779)	39,078	(19,826)
Net increase (decrease) in cash and cash equivalents	(1,738)	2,559	(6,020)
Cash and cash equivalents, beginning of year	4,952	2,393	8,413
Cash and cash equivalents, end of year	$3,214	$4,952	$2,393

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Operating Partnership

Tanger Properties Limited Partnership and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We focus exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2009, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet. These outlet centers were 96% occupied and contained over 1,900 stores, representing approximately 330 store brands. We also operated and had partial ownership interests in two outlet centers totaling approximately 950,000 square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully —integrated, self-administered and self-managed real estate investment trust, or REIT. The company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner. Stanley K. Tanger, our founder and a member of the Company's Board of Directors and Board of Trustees, is the sole general partner of the Tanger Family Limited Partnership. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

As of December 31, 2009, Tanger GP Trust owned 237,000 units of the Operating Partnership, Tanger LP Trust owned 19,901,562 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for two of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. In addition, Tanger LP Trust owned 3,000,000 preferred units which were issued by the Operating Partnership in exchange for the proceeds from the Company's issuance of 3.0 million 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares. If the Company redeems any Class C Preferred Shares, the Operating Partnership will redeem an equivalent number of preferred units for the liquidation preference value of the Company's Class C Preferred Shares.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include our accounts and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. We performed an evaluation of subsequent events through March 1, 2010, which is the date the Annual Report on Form 10-K was filed.

Accounting guidance exists for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We have evaluated the Deer Park and Wisconsin Dells joint ventures, Note 6, and have determined that, under the current facts and circumstances, we are not required to consolidate these entities under the current accounting guidance for consolidation.

Reclassifications - Certain amounts in the December 31, 2008 consolidated balance sheet have been reclassified to the caption "other liabilities" from the caption "accounts payable and accrued expenses" to conform to the presentation of the consolidated balance sheet presented as of December 31, 2009. The caption other liabilities includes the fair value of derivative instruments and the liability related to the Washington County, Pennsylvania tax increment financing obligation.

Related Parties — The Tanger Family Limited Partnership is a related party which holds a limited partnership interest in the Operating Partnership. Stanley K. Tanger, the Company's founder and a member of the Company's Board of Directors and Board of Trustees, is the sole general partner of the Tanger Family Limited Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were approximately $9.3 million, $9.1 million and $8.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Note 6.

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

Operating Segments - We aggregate the financial information of all outlet centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

Rental Property - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain general and overhead costs, are capitalized. The amount of general and overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire existing centers are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings and improvements, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2009, 2008 and 2007 amounted to approximately $300,000, $1.7 million and $1.8 million, respectively, and internal development costs capitalized amounted to $1.5 million, $1.8 million and $1.4 million, respectively. Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2009, 2008 and 2007 was $64.9 million, $49.8 million and $50.4 million, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to construction in progress when the pre-construction tasks are completed. Costs of unsuccessful pre-construction efforts are charged to operations when the project is no longer probable.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2009 and 2008, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $750,000 and $1.4 million, respectively.

Deferred Charges — Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred, including certain general and overhead costs, to originate operating leases and are amortized over the average minimum lease term of 5 years. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions. See "Rental Property" above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees of Indebtedness — The guarantees of indebtedness by us in Deer Park and Wisconsin Dells, see Note 6, are accounted for under guidance that requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception the fair value of our guarantees of the Deer Park and Wisconsin Dells joint venture's debt as debits to our investments in Deer Park and Wisconsin Dells and credits to a liability. We have elected to account for the release from obligation under the guarantees by the straight-line method over the life of the guarantees. The recorded remaining values of the guarantees were $1.2 million and $1.5 million at December 31, 2009 and 2008, respectively.

Captive Insurance — Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported. Northline Indemnity, LLC is required to maintain statutory minimum capital and surplus as well as maintain minimum liquidity ratios. Therefore, our access to the funds maintained there may be limited.

Impairment of Long-Lived Assets — Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets. We believe that no impairment existed at December 31, 2009.

Real estate assets designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets designated as held for sale and for assets sold are included in discontinued operations for all periods presented in our results of operations.

Derivatives - We selectively enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value. We also measure the effectiveness, as defined by the relevant accounting guidance, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a cash flow hedge is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes — As a partnership, the allocated share of income or loss for the year is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Revenue Recognition — Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $14.3 million and $12.3 million as of December 31, 2009 and 2008, respectively. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that we partially own through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2009, 2008 or 2007.

The Riverhead, New York center is the only property that comprises more than 10% of our consolidated gross revenues. The Riverhead center, originally constructed in 1994, represented 11% of our consolidated total revenues for the year ended December 31, 2009. The Riverhead center contained 729,315 square feet as of December 31, 2009. No property comprises more than 10% of our consolidated total assets.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2009, 2008 and 2007 amounted to $14.2 million, $12.0 million and $23.8 million, respectively. Interest paid, net of interest capitalized, in 2009, 2008 and 2007 was $36.0 million, $40.5 million and $40.5 million, respectively. Interest paid for 2008 includes a prepayment premium for the early extinguishment of the Capmark mortgage (see Note 9) of approximately $406,000.

Non-cash financing activities that occurred during the 2009 period included the assumption of mortgage debt in the amount of $35.8 million, including a discount of $1.5 million related to the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture as discussed in Note 5.  In addition, rental property increased by $32.0 million related to the fair market valuation of our previously held interest in excess of carrying amount.

We also completed a non-cash exchange offer, as described in Note 9, which resulted in the retirement of $142.3 million in principal amount of exchangeable notes which had a carrying value of $135.3 million. These notes were retired concurrent with the issuance of approximately 4.9 million common shares of the Company.

As described in Note 7, in August 2009 we closed on the sale of an outparcel of land at our property in Washington, PA. A non-cash condition of the sale was the assumption by the buyer of approximately $2.6 million of the tax increment financing liability associated with the property.

During the second quarter of 2008, upon the closing of our LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering. In accordance with accounting guidance for derivatives, we reclassified to earnings in the period the amount recorded in other comprehensive income, $17.8 million, related to these derivatives. This amount had been frozen as of March 31, 2008 when we determined that the probability of the forecast transaction was "reasonably possible" instead of "probable". Effective April 1, 2008, we discontinued hedge accounting and the changes in the fair value of the derivative contracts subsequent to April 1, 2008 resulted in a gain of $8.9 million. The accounting treatment of these derivatives resulted in a net loss on settlement of $8.9 million which has been reflected in the statement of cash flows as a non-cash operating activity. The $8.9 million cash settlement of the derivatives during the second quarter was reflected in the statement of cash flows as a change in accounts payable and accrued expenses.

Accounting for Stock Based Compensation - We may issue non-qualified share options and other share-based awards under the Amended and Restated Incentive Award Plan, or the Incentive Award Plan. We account for our share-based compensation plan under the fair value provisions of the relevant accounting guidance.

New Accounting Pronouncements - In June 2009, amended guidance was issued that requires us to perform an analysis to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity

Additionally, we are required to assess whether we have an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance.

On an ongoing basis, we are required to reassess whether we are the primary beneficiary of a variable interest entity. The quantitative assessment approach, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, was eliminated which was previously required for determining the primary beneficiary of a variable interest entity. The amended guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about our involvement in a variable interest entity. The amended guidance is effective for us in the annual reporting period beginning January 1, 2010. We evaluated our unconsolidated joint ventures using the joint ventures current facts and circumstances as of December 31, 2009 using the amended guidance effective for 2010 and have concluded that no change to our current accounting for these joint ventures is currently necessary in 2010.

3. Adoption of Recent Accounting Pronouncements

Effective January 1, 2009, we retrospectively adopted guidance related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  In August 2006 we issued $149.5 million of exchangeable notes at an interest rate of 3.75%. These exchangeable notes were within the scope of the new accounting guidance, which requires bifurcation of the exchangeable notes into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest method over the remaining life of the debt (the first redemption date in August 2011). The accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. Upon implementation of this accounting change we did the following:

a.	We concluded that the difference between the fair value of the debt component at issuance and the initial proceeds received was approximately $15.0 million based on a market interest rate of 6.11%. Therefore, we recorded an increase to equity of approximately $15.0 million. The corresponding debt discount of $15.0 million recognized was as a reduction to the carrying value of the exchangeable notes on the balance sheets.

b.	We also reclassified upon adoption approximately $363,000 of unamortized financing costs to partners' equity as these costs were attributable to the issuance of the conversion feature associated with the exchangeable notes.

c.	Distributions in excess of net income as of December 31, 2008 includes a decrease of approximately $5.1 million for the cumulative accretion of the debt discount from August 2006 through December 31, 2008.

d.	The revised diluted earnings per common unit for the years ended December 31, 2008 and 2007 were reduced by $.14 and $.14 per unit, respectively, from their originally recorded amounts.

In May 2009, we completed an exchange offer which retired a principal amount of $142.3 million of the outstanding exchangeable notes and the Company issued approximately 4.9 million common shares in exchange for the related exchangeable notes. See Note 9 for further discussion.

The exchangeable notes issued in 2006 had an outstanding principal amount of $7.2 million and $149.5 million, respectively, as of December 31, 2009 and 2008 and are reflected on our consolidated balance sheets as follows (in millions):

	As of December 31, 2009	As of December 31, 2008
Equity component carrying amount	$0.7	$15.0
Unamortized debt discount	0.2	8.5
Net debt carrying amount	7.0	141.0

Non-cash interest expense related to the accretion of the debt discounts, net of additional capitalized amounts and reclassified loan cost amortization, and contractual coupon interest expense were recognized for the years ended December 31, 2009, 2008 and 2007, as follows (in millions):

	2009	2008	2007
Non-cash interest	$1.2	$2.7	$2.5
Contractual coupon interest	2.2	5.6	5.6

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On January 1, 2009, we adopted accounting guidance that addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per unit data are required to be adjusted retrospectively. The revised diluted earnings per common unit amounts for the years ended December 31, 2008 and 2007 were reduced by $.04 and $.03, respectively, from their originally recorded amounts.

4. Development of Rental Properties

Mebane, North Carolina

In October 2009, we closed on our development site in Mebane, North Carolina and have begun construction on a Tanger Outlet Center totaling approximately 317,000 square feet. Currently, we have signed leases or leases out for signature for approximately 73% of the total square feet. The estimated total cost of the project is approximately $64.9 million. Currently, we expect this project will be funded by operating cash flows and amounts available under our unsecured lines of credit.

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

During the second quarter 2009, we determined for our Commerce I, GA outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods. Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its fair value. We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.

Tax Increment Financing

In December 2006 the Redevelopment Authority of Washington County, Pennsylvania issued tax increment financing bonds to finance a portion of the public infrastructure improvements related to the construction of the Tanger outlet center in Washington, PA.  We received the net proceeds from the bond issuance as reimbursement for funds expended on qualifying assets as defined in the bond agreement.  Debt service of these bonds is funded by 80% of the incremental real property taxes assessed within the tax increment financing district and any shortfalls in the debt service are funded by special assessments on the Washington, PA property.

We originally recorded in other liabilities on our consolidated balance sheet approximately $17.9 million which represents the funds that we have received and expect to receive from the bonds.  Associated with this liability is a discount of $5.7 million representing the difference between the amount received and the total amount of the bonds issued.  The principal amount of bonds issued totaled $23.6 million, mature in July 2035 and bear interest at an effective rate of 7.81% and a stated rate of 5.45%.  For the year ended December 31, 2009, approximately $1.3 million of interest expense related to this bond is included in the consolidated statement of operations.  As of December 31, 2009 the bonds had a net carrying amount of $15.4 million and as discussed in Note 7, a portion of the bonds totaling $2.6 million was assumed by the buyer in an outparcel sale transaction. Estimated principal reductions over the next 5 years are expected to be $804,000.

Change in Accounting Estimate

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on our current redevelopment timeline, we intend to demolish the existing buildings by the end of the second quarter of 2010 and therefore have changed the estimated useful life to end at that time. As a result of this change in useful life, additional depreciation and amortization of approximately $6.3 million was recognized during the 2009 period.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.29 per unit for the year ended December 31, 2009.

During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama. As a part of this plan, approximately 42,000 square feet was relocated within the property. The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life was accounted for as a change in accounting estimate. Accelerated depreciation and amortization recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $6.0 million for the year ended December 31, 2007. The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.32 per unit for the year ended December 31, 2007.

5. Acquisition of Rental Property

On January 1, 2009, new accounting guidance became effective for business combinations. On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million. The acquisition was funded by amounts available under our unsecured lines of credit. We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method. The joint venture is now 100% owned by us and was consolidated in 2009.

The following table illustrates the fair value of the total consideration transferred and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Cash	$32,000
Debt assumed	35,800
Fair value of total consideration transferred	67,800
Fair value of our equity interest in Myrtle Beach Hwy 17 held before the acquisition	31,957
Total	$99,757

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of January 5, 2009, the date of acquisition and the weighted average amortization period by major intangible asset class (in thousands):

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

6. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2009 and 2008 aggregated $9.1 million and $9.5 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2009, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Owners hip %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.7	$25.3

Deer Park	Deer Park, Long Island NY	2008	33.3%	684,851	$3.3	$267.2

Our joint venture related to the shopping center in Deer Park, New York is considered a variable interest entity because the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. However, we are not required to consolidate the joint venture because we are not the primary beneficiary. The primary beneficiary is the entity that is expected to absorb the majority of the expected losses or receive a majority of the expected returns. In determining that we are not the primary beneficiary, we performed a qualitative analysis of the financial support provided to Deer Park by each of its members, the financial condition of each member and potential losses that each member may have to absorb based on the joint and several guarantees made by affiliates of each member. We are unable to estimate our maximum exposure to loss at this time. Upon completion of the final phase of the project, the debt is expected to be approximately $284 million, of which our proportionate share would be approximately $94.7 million. See "Deer Park" below for further discussion of the Deer Park joint venture. Our joint venture in Wisconsin Dells, as well as the warehouse joint venture in Deer Park are not considered variable interest entities.

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions. The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 (2008 and 2007 only), Wisconsin Dells and Deer Park (in thousands):

	Year Ended December 31,
	2009	2008	2007
Fee:
Management and leasing	$1,921	$1,576	$560
Marketing	147	185	108
Total Fees	$2,068	$1,761	$668

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets — Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2009, we do not believe that any of our equity investments were impaired.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In December 2009, the joint venture closed on a new interest-only mortgage loan totaling $25.3 million that matures in December 2012. The new loan refinances the original construction loan and bears interest based on the LIBOR index plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property and carries limited joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.

In May 2007, the joint venture closed on the project financing which is structured in two parts. The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners. The second is a $15.0 million mezzanine loan secured by the pledge of the partners' equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%. Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%. The loans had a combined balance $264.9 million as of December 31, 2009 and are scheduled to mature in May 2011 with a one year extension option at that date.

In June 2009, the two interest rate swaps entered into by Deer Park in 2007 with a notional amount totaling $170.0 million that had fixed the LIBOR index at an average of 5.38% related to Deer Park's $284.0 million construction loan expired. At that time, a forward starting interest rate cap originally purchased by Deer Park in February 2009 at a cost approximately $290,000 replaced these interest rate protection agreements as a hedge of interest rate risk. The agreement caps the 30-day LIBOR index at 4% on a notional amount of $240.0 million for a period through April 2011.

In June 2008, we, and our two other partners formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center's tenants. Each partner maintains a 33.3% ownership interest in this joint venture which acquired the warehouse for a purchase price of $3.3 million. The venture also obtained $2.3 million in financing at a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011.

The first table of this Note combines the operational and financial information of both Deer Park ventures. During 2008, we made additional capital contributions of $1.6 million to Deer Park joint ventures. Both of the other venture partners made equity contributions equal to ours. After making the above contribution, the total amount of equity contributed by each venture partner to the projects was approximately $4.8 million.

The original purchase of the property in 2003 was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease. Deer Park is currently in litigation to recover from the tenant approximately $5.9 million for fourteen months of lease payments and additional rent reimbursements related to property taxes. In addition, Deer Park is seeking other damages and will continue to do so until resolved.

Myrtle Beach Hwy 17

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million. The acquisition was funded by amounts available under our unsecured lines of credit. See Note 5 for more information regarding the acquisition.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets — Unconsolidated Joint Ventures
	2009	2008
Assets
Investment properties at cost, net	$294,857	$323,546
Cash and cash equivalents	8,070	5,359
Deferred charges, net	5,450	7,025
Other assets	5,610	6,324
Total assets	$313,987	$342,254
Liabilities and Owners' Equity
Mortgage payable	$292,468	$303,419
Construction trade payables	3,647	13,641
Accounts payable and other liabilities (1)	3,826	9,479
Total liabilities	299,941	326,539
Owners' equity (1)	14,046	15,715
Total liabilities and owners' equity	$313,987	$342,254

Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $5.6 million as of December 31, 2008, recorded as an increase in accounts payable and other liabilities and a reduction of owners' equity.

Summary Statements of Operations — Unconsolidated Joint Ventures:
	2009	2008	2007
Revenues	$35,481	$25,943	$19,414
Expenses:
Property operating	16,643	12,329	6,894
General and administrative	861	591	248
Depreciation and amortization	13,419	7,013	5,473
Total expenses	30,923	19,933	12,615
Operating income	4,558	6,010	6,799
Interest expense	9,913	6,006	4,129
Net income (loss)	$(5,355)	$4	$2,670

Tanger Properties Limited Partnership share of:
Net income (loss)	$(1,512)	$852	$1,473
Depreciation (real estate related)	$4,859	$3,165	$2,611

  7. Disposition of Properties and Properties Held for Sale

  2007 Transactions

  In October 2007, we completed the sale of our property in Boaz, Alabama. Net proceeds received from the sale of the property were approximately $2.0 million. We recorded a gain on sale of real estate of approximately $6,000. The results of operations and gain on sale of real estate for the property are included in discontinued operations. We were not retained for any management or leasing responsibilities related to this center after the sale was completed.

  Below is a summary of the results of operations of the disposed properties through their respective disposition dates and properties held for sale as presented in discontinued operations for the respective periods (in thousands):

Summary Statements of Operations — Disposed Properties:	2009	2008	2007
Revenues:
Base rentals	$—	$—	$417
Percentage rentals	—	—	1
Expense reimbursements	—	—	138
Other income	—	—	18
Total revenues	—	—	574
Expenses:
Property operating	—	—	317
Depreciation and amortization	—	—	145
Total expenses	—	—	462
Discontinued operations before gain on sale of real estate	—	—	112
Gain on sale of real estate included in discontinued operations	—	—	6
Discontinued operations	$—	$—	$118

  Outparcel Sales

  Gains on sale of outparcels are included in other income in the consolidated statements of operations to the extent the outlet center at which it is located has not been sold. Cost is allocated to the outparcels based on the relative market value method.

  In August 2009, we closed on the sale of an outparcel of land at our property in Washington, PA. The net proceeds from the sale were approximately $1.6 million. A condition of the sale was the assumption by the buyer of approximately $2.6 million of the tax increment financing liability discussed in Note 4. The gain on sale of outparcel of approximately $3.3 million was included in other income in the statement of operations.

  8. Deferred Charges

  Deferred charges as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Deferred lease costs	$36,123	$31,292
Net below market leases	(7,951)	(5,418)
Other intangibles	80,787	69,528
Deferred financing costs	5,208	8,660
	114,167	104,062
Accumulated amortization	(75,300)	(66,312)
	$38,867	$37,750

  Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $14.7 million, $11.9 million and $12.0 million, respectively. Amortization of deferred financing costs included in interest expense for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.6 million and $1.7 million, respectively.

  Estimated aggregate amortization expense of net below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2010	$7,936
2011	5,739
2012	3,810
2013	2,314
2014	1,664
Total	$21,463

  9. Debt

  Debt as of December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Senior, unsecured notes:
6.15% Senior, unsecured notes, maturing November 2015, net of discount of $598 and $681, respectively	$249,402	$249,319
3.75% Senior, unsecured exchangeable notes, maturing August 2026, net of discount of $260 and $8,456	6,950	141,044
Unsecured term loan facility:
LIBOR + 1.60% unsecured term loan facility (1)	235,000	235,000
Unsecured lines of credit with a weighted average interest rates of 0.98% and 2.18%, respectively (2)	57,700	161,500
Mortgage note:
LIBOR + 1.40 maturing April 2010, including net premium of $241 and $0, respectively (3)	35,559	—
	$584,611	$786,863

  The effective rate on this facility due to interest rate swap agreements is 5.25% through April 2011. Depending on our investment grade rating the interest rate on this facility can fluctuate between LIBOR + 1.25% and LIBOR + 1.95%.

  For our lines of credit being utilized at December 31, 2009 and depending on our investment grade rating, the interest rates can vary from either prime or from LIBOR +.45% to LIBOR + 1.55% and expire in June 2011 or later. At December 31, 2009, our interest rates ranged from LIBOR +.60% to LIBOR +.75%.

    Because this mortgage debt was assumed as part of an acquisition, the debt was recorded at its fair value and carried an effective interest rate of 5.34%.

      The unsecured lines of credit and senior unsecured notes includes covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2009 we were in compliance with all of our debt covenants.

      2009 Transactions

      In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. The Operating Partnership issued approximately 2.4 million partnership units to the Company in consideration for the Company's issuance of common shares to retire the exchangeable notes. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million. A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

      In July 2009, Wells Fargo Bank increased the size of its unsecured line of credit from $100.0 million to $125.0 million allowing us to continue to maintain $325.0 million in unsecured lines of credit simultaneous with the natural expiration of our $25.0 million unsecured line of credit with Wachovia Bank.

      In September 2009, Moody's Investors Service affirmed its Baa3 senior unsecured rating for the Operating Partnership and revised our rating outlook to positive from stable.

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

      In July 2008 and September 2008, we entered into interest rate swap agreements with Wells Fargo Bank, N.A. and Branch Banking and Trust Company, or BB&T, for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. When combined with the current spread of 160 basis points, which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

      In October 2008, our debt rating was upgraded by Standard and Poor's Ratings Services from BBB- to BBB, making us one of only two REITs to receive a ratings upgrade in 2008.

      Debt Maturities

      Maturities of the existing long-term debt as of December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$35,800
2011	299,910
2012	—
2013	—
2014	—
Thereafter	250,000
Subtotal	585,710
Discount	(1,099)
Total	$584,611

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

      In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end. All of our derivatives have been designated as cash flow hedges. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At December 31, 2009, all of the derivatives which we originally entered into were considered effective.

      In our March 31, 2008 assessment of the two US treasury rate lock derivatives, we concluded that as of March 31, 2008, the occurrence of the forecasted transactions were considered "reasonably possible" instead of "probable". Accordingly, amounts previously deferred in other comprehensive income remain frozen until the forecasted transaction either affected earnings or subsequently became not probable of occurring. The value of the derivatives as of March 31, 2008 included in other comprehensive income and liabilities was $17.8 million. Also, hedge accounting was discontinued going forward and changes in fair value related to these two derivatives after April 1, 2008 were recognized in the statement of operations immediately.

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

      In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. When combined with the current spread of 160 basis points, which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.

      The table below presents the fair value of our derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively (in millions).

		Liability Derivatives
		As of December 31, 2009		As of December 31, 2008

	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate swap agreements	$235.0	Other liabilities	$9.1	Other liabilities	$11.7

Derivatives not designated as hedging instruments(1)
Interest rate swap agreement	35.0	Other liabilities	0.4	N/A	N/A
Total derivatives	$270.0		$9.5		$11.7

      The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17. We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet. Changes in fair value of this derivative are recorded through the statement of operations until its expiration in March 2010. In 2009, we recorded approximately $1.3 million as a reduction of interest expense related to the change in fair value of the swap.

        The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of December 31, 2009 of $2.1 million which will amortize into the statement of operations through October 2015. In 2009, we recorded approximately $0.3 million as a reduction of interest expense related to the amortization of the net benefit from this derivative.

        11. Fair Value Measurements

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

        We are exposed to various market risks, including changes in interest rates. We periodically enter into certain interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 10.

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

        For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below as of December 31, 2009 and 2008:

As of December 31, 2009	Fair Value Measurements at Reporting Date Using (in millions)
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Derivative financial instruments (1)	—	$(9.5)	—

        (1) Included in "Other liabilities" in the accompanying consolidated balance sheet.

As of December 31, 2008	Fair Value Measurements at Reporting Date Using (in millions)
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Derivative financial instruments (1)	—	$(11.7)	—

        (1) Included in "Other liabilities" in the accompanying consolidated balance sheet.

        For assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at Reporting Date Using (in millions)
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Long lived assets held and used (1)	—	—	$2.0

        Long-lived assets held and used with a carrying amount of $7.2 million were written down to their fair value of $2.0 million as of June 30, 2009, resulting in an impairment charge of $5.2 million. This charge was included in earnings for the year ended December 31, 2009. The new basis is included in "Land" and "Building, improvements and fixtures" in the accompanying consolidated balance sheet.

          The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2009 and 2008 was $567.0 million and $711.8 million, respectively, and its recorded value was $584.6 million and $786.9 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

          12. Partners' Equity

          In May 2009, exchangeable notes of the Operating Partnership, originally issued in August 2006, in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  The Operating Partnership issued approximately 2.4 million partnership units to the Company in consideration for the Company's issuance of common shares to retire the exchangeable notes. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offer, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

          In August 2009, the Company completed a common share offering of 3.45 million shares at a price of $35.50 per share, with net proceeds of approximately $116.8 million.  The net proceeds from the sale were contributed to the Operating Partnership in exchange for 87,000 common units to the general partner and 1,638,000 common units to the limited partner. We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

          In May 2007, the Company's shareholders voted to approve an amendment to the Company's articles of incorporation to increase the number of Company common shares authorized for issuance from 50.0 million to 150.0 million. Company shareholders also approved by vote the creation of four new classes of preferred shares, each class having 4.0 million shares authorized for issuance with a par value of $.01 per share. No preferred shares from the newly created classes have been issued as of December 31, 2009. All proceeds from common and preferred share issuances by the Company are contributed to the Operating Partnership in exchange for common and preferred units.

          At December 31, 2009 and December 31, 2008, the ownership interests of the Operating Partnership consisted of the following:

	2009	2008
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	237,000	150,000
Limited partners	22,934,867	18,717,056
Total common units	23,171,867	18,867,056

          13. Executive Severance

          Stanley K. Tanger, founder of the Company, retired as an employee and resigned as the Company's Chairman of the Board and as the Chairman of the Board of Trustees of our general partner effective September 1, 2009.   Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by Mr. Tanger and us, he will receive a cash severance amount of $3.4 million.  Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations. Mr. Tanger continues to serve as a member of the Company's Board of Directors and as a member of the Board of Trustees of our general partner.

          14. Earnings Per Unit

          The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per unit amounts):

	2009	2008	2007
NUMERATOR
Income from continuing operations	$67,495	$29,718	$30,438
Less applicable preferred unit distributions	(5,625)	(5,625)	(5,625)
Less allocation of earnings to participating securities	(701)	(724)	(610)
Income from continuing operations available to common unitholders	61,169	23,369	24,203
Discontinued operations	—	—	118
Net income available to common unitholders	$61,169	$23,369	$24,321
DENOMINATOR
Basic weighted average common units	20,991	18,575	18,444
Effect of exchangeable notes	9	—	239
Effect of outstanding options	39	69	107
Diluted weighted average common units	21,039	18,644	18,790

Basic earnings per common unit:
Income from continuing operations	$2.91	$1.26	$1.31
Discontinued operations	—	—	—
Net income	$2.91	$1.26	$1.31

Diluted earnings per common unit:
Income from continuing operations	$2.91	$1.25	$1.29
Discontinued operations	—	—	—
Net income	$2.91	$1.25	$1.29

          The exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.92 per Company common share.

          The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common unit for the period. The market price of a common unit is considered to be equivalent to twice the market price of a Company common share. No options were excluded from the 2009, 2008 or 2007 computations.

          The Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on distributions declared and the unvested restricted shares' participation rights in undistributed earnings.

          15. Unit-Based Compensation

          We have an equity -based compensation plan, the Amended and Restated Incentive Award Plan, or the Plan, approved by the Company's shareholders which covers the Company's independent directors and our employees. We may issue up to 3.0 million common units under the Plan. We have granted 1,791,990 options, net of options forfeited, and 536,175 restricted unit awards, net of restricted units forfeited, through December 31, 2009, leaving 671 835 available for future grants. The amount and terms of the awards granted under the plan are determined by the Share and Unit Option Committee of the Company's Board of Directors.

          All non-qualified share and unit options granted under the Plan expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Options are generally granted with an exercise price based to the market price of the Company's common shares on the day of grant. Common units issued upon exercise of unit options are exchangeable for two of the Company's common shares. There were no option grants in 2009, 2008 and 2007.

          During 2009, 2008 and 2007, the Company's Board of Directors approved the grant of 207,500, 190,000 and 170,000 restricted shares, respectively, to the Company's independent directors and the Company's senior executive officers. The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company. The independent directors' restricted shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of the Company's common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

          We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively, as follows (in thousands):

	2009	2008	2007
Restricted units (1)	$11,720	$5,180	$3,815
Options	78	211	244
Total share based compensation	$11,798	$5,391	$4,059

          Includes $6.9 million of incremental share-based compensation in 2009 related to the accelerated vesting of restricted units discussed above in Note 13.

            Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2009, 2008 and 2007 was $302,000, $143,000 and $80,000, respectively.

            Options outstanding at December 31, 2009 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted average exercise price	Weighted average remaining contractual life in years	Options	Weighted average exercise price
$18.625 to $22.125	7,250	$18.63	0.18	7,250	$18.63
$38.76 to $38.83	51,825	38.81	4.32	51,825	38.81
$47.25 to $47.92	3,250	47.30	4.88	3,000	47.25
	62,325	$36.90	3.87	62,075	$36.86

            A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2009 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2008	109,228	$37.75
Granted	—	—
Exercised	(46,043)	37.94
Forfeited	(860)	38.83
Outstanding as of December 31, 2009	62,325	$36.90	3.87	$2,636
Vested and Expected to Vest as of December 31, 2009	62,325	$36.90	3.87	$2,636
Exercisable as of December 31, 2009	62,075	$36.86	3.86	$2,628

            The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $3.2 million and $2.7 million, respectively.

            The following table summarizes information related to unvested restricted units outstanding as of December 31, 2009:

Unvested Restricted Units	Number of Units	Weighted average grant date fair value
Unvested at December 31, 2008	217,602	$73.45
Granted	103,750	56.38
Vested	(170,667)	73.56
Forfeited	(3,700)	67.54
Unvested at December 31, 2009	146,985	$66.98

            The total value of restricted units vested during the years ended 2009, 2008 and 2007 was $13.5 million, $5.1 million and $4.2 million, respectively.

            As of December 31, 2009, there was $7.7 million of total unrecognized compensation cost related to unvested unit-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

            16. Employee Benefit Plans

            We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and receive a matching contribution equal to 100% of the deferral contributions per pay period which do not exceed 3% of the compensation per pay period, plus 50% of the deferral contributions per pay period which exceed 3% but do not exceed 5% of compensation per pay period. Employees are immediately 100% vested in the matching contribution. The employer matching contribution expense for the years ended 2009, 2008 and 2007 were approximately $417,000, $384,000 and $104,000, respectively.

            17. Other Comprehensive Income (Loss)

            Total comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Net income	$67,495	$29,718	$30,556
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income
	(294)	(276)	(261)
Reclassification adjustment for termination of US treasury rate locks	—	17,760	—
Change in fair value of treasury rate locks	—	(9,006)	(9,497)
Change in fair value of cash flow hedges	2,700	(11,747)	—
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	2,079	(694)	(1,645)
Other comprehensive income (loss)	4,485	(3,963)	(11,403)
Total comprehensive income	$71,980	$25,755	$19,153

            18. Supplementary Income Statement Information

            The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Advertising and promotion	$18,978	$17,678	$16,652
Common area maintenance	41,000	35,489	32,363
Real estate taxes	15,409	14,718	13,847
Other operating expenses	13,287	14,012	11,521
	$88,674	$81,897	$74,383

            19. Lease Agreements

            We are the lessor of over 1,900 stores in our 31 wholly-owned outlet centers, under operating leases with initial terms that expire from 2010 to 2030. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2009, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2010	$151,297
2011	129,799
2012	105,025
2013	75,668
2014	51,052
Thereafter	121,512
$634,353

            20. Commitments and Contingencies

            Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2010 to 2096. Annual rental payments for these leases totaled approximately $5.2 million, $3.9 million and $3.9 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2010	$5,680
2011	5,148
2012	4,335
2013	3,819
2014	3,859
Thereafter	158,716
$181,557

            We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

            21. Subsequent Events

            In January 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, or the 2010 Multi-Year Performance Plan. The 2010 Multi-Year Performance Plan is a long-term incentive compensation plan pursuant to which award recipients, as a group, may earn up to approximately 615,000 restricted common shares of the Company based on the Company's share price appreciation over four years beginning on January 1, 2010.  The maximum number of shares will be earned under this plan if the Company achieves 60% or higher share price appreciation over the four-year performance period.  We expect that the value of the awards, if the Company achieves 60% share price appreciation, will equal between approximately $35 million and $39 million.  After the awards are earned, they will remain subject to a one-year vesting period. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

            Under the 2010 Multi-Year Performance Plan, the Company will grant 205,000 notional units to award recipients, as a group, which may convert into a maximum of approximately 615,000 restricted common shares of the Company based on the aggregate share price appreciation over the four-year period from January 1, 2010 through December 31, 2013.  If the aggregate share price appreciation during this period equals or exceeds the minimum threshold of 40%, then the notional units will convert into the Company's common shares on a one-for-one basis. The notional units will convert into common shares on a one-for-two basis if the share price appreciation exceeds the target threshold of 50% and on a one-for-three basis if the share price appreciation exceeds the maximum threshold of 60%.  The notional amounts will convert on a pro rata basis between share price appreciation thresholds. The share price targets will be reduced on a dollar-for-dollar basis with respect to any Company dividend payments made during the measurement period, subject to a minimum level price target.

            The notional units, prior to the date they are converted into restricted common shares, will not entitle award recipients to receive any Company dividends or other distributions.  If the notional units are earned, and thereby converted into restricted common shares, then award recipients will be entitled to receive a payment of all Company dividends and other distributions that would have been paid had the number of earned common shares been issued at the beginning of the performance period.  Thereafter, Company dividends and other distributions will be paid currently with respect to all restricted common shares that were earned.

            At the end of the four-year performance period, if the minimum share price threshold is not achieved but the Company's share performance exceeds the 50th percentile of the share performance of its peer group, the notional units will convert into restricted common shares on a one-for-one basis. All determinations, interpretations and assumptions relating to the vesting and calculation of the performance awards will be made by the Company's Compensation Committee.

            TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            For the Year Ended December 31, 2009
            (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2009 (1)
Outlet Center Name	Location	Encumbrances	Land	Buildings, Improvements & Fixtures	Land	Buildings Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$—	$3,281	$12,533	$—	$19,694	$3,281	$32,227	$35,508	$12,816	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	4,811	1,963	14,235	16,198	5,818	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	13,526	4,803	38,566	43,369	20,852	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	1,347	10,353	50,224	60,577	8,861	2006	(2)
Commerce I (4)	Commerce, GA	—	755	1,001	492	—	1,247	1,001	2,248	512	1989	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	29,352	1,969	43,398	45,367	19,965	1995	(2)
Foley	Foley, AL	—	4,400	82,410	693	38,117	5,093	120,527	125,620	20,955	2003 (3)	(2)
Gonzales	Gonzales, LA	—	679	15,895	—	20,165	679	36,060	36,739	16,985	1992	(2)
Hilton Head	Bluffton, SC	—	9,881	41,504	—	7,651	9,881	49,155	59,036	18,438	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	4,279	2,250	39,529	41,779	10,278	2002 (3)	(2)
Kittery-I	Kittery, ME	—	1,242	2,961	229	1,787	1,471	4,748	6,219	3,898	1986	(2)
Kittery-II	Kittery, ME	—	1,450	1,835	—	758	1,450	2,593	4,043	1,915	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	14,404	3,691	34,311	38,002	19,444	1994 (3)	(2)
Lincoln City	Lincoln City, OR	—	6,500	28,673	268	7,398	6,768	36,071	42,839	7,968	2003 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	19,633	2,558	31,434	33,992	15,081	1994	(2)
Mebane	Mebane, NC	—	8,818	11,368	—	—	8,818	11,368	20,186	—	(5)	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	$35,800	—	80,733	—	615	—	81,348	81,348	3,388	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	30,158	10,236	87,252	97,488	14,931	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	4,388	1,853	11,067	12,920	4,783	1997 (3)	(2)
Park City	Park City, UT	—	6,900	33,597	343	16,407	7,243	50,004	57,247	9,238	2003 (3)	(2)
Rehoboth	Rehoboth Beach, DE	—	20,600	74,209	1,876	22,676	22,476	96,885	119,361	18,579	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	80,385	6,152	116,759	122,911	55,072	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	43,259	1,817	52,699	54,516	25,645	1993	(2)
Sanibel	Sanibel, FL	—	4,916	23,196	—	9,678	4,916	32,874	37,790	13,044	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	35,556	—	54,051	54,051	21,345	1997 (3)	(2)
Seymour	Seymour, IN	—	1,084	1,891	—	—	1,084	1,891	2,975	1,891	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	8,670	523	22,102	22,625	13,932	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	8,239	1,829	33,077	34,906	7,192	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	1,956	1,643	17,384	19,027	4,347	2003 (3)	(2)
Washington	Washington, PA	—	5,528	91,288	—	4,394	5,528	95,682	101,210	6,741	2008	(2)
West Branch	West Branch, MI	—	319	3,428	120	8,894	439	12,322	12,761	6,969	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	3,959	10,497	30,950	41,447	6,437	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	716	15,362	1,422	22,143	23,565	15,210	1991	(2)
		$35,800	$127,620	$886,419	$16,313	$477,518	$143,933	$1,363,937	$1,507,870	$412,530

(1)	Aggregate cost for federal income tax purposes is approximately $1,570,295.
(2)	The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(3)	Represents year acquired.
(4)	Amounts net of $5.2 million impairment charge taken during 2009 consisting of a write-off of approximately $14.9 million of building and improvement cost and $9.7 million of accumulated depreciation.
(5)	Under construction.

            TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
            SCHEDULE III — (Continued)
            REAL ESTATE AND ACCUMULATED DEPRECIATION
            For the Year Ended December 31, 2009
            (in thousands)

            The changes in total real estate for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance, beginning of year	$1,399,755	$1,287,241	$1,216,859
Acquisitions	80,733	—	—
Improvements	45,055	115,647	85,507
Impairment charge	(14,869)	—	—
Dispositions	(2,804)	(3,133)	(15,125)
Balance, end of year	$1,507,870	$1,399,755	$1,287,241

            The changes in accumulated depreciation for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance, beginning of year	$359,301	$312,638	$275,372
Depreciation for the period	64,922	49,796	50,508
Impairment charge	(9,669)	—	—
Dispositions	(2,024)	(3,133)	(13,242)
Balance, end of year	$412,530	$359,301	$312,638