Form 10-Q
period 2010-03-31
TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2010-05-07
CIK 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒   Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Rental property
Land	$142,822	$143,933
Buildings, improvements and fixtures	1,360,010	1,352,568
Construction in progress	19,557	11,369
	1,522,389	1,507,870
Accumulated depreciation	(432,276)	(412,530)
Rental property, net	1,090,113	1,095,340
Cash and cash equivalents	3,030	3,214
Investments in unconsolidated joint ventures	8,151	9,054
Deferred charges, net	35,555	38,867
Other assets	31,727	32,025
Total assets	$1,168,576	$1,178,500
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $798 and $858, respectively)	$256,412	$256,352
Mortgage payable (including a debt discount of $0 and $241, respectively)	---	35,559
Unsecured term loan	235,000	235,000
Unsecured lines of credit	93,400	57,700
	584,812	584,611
Construction trade payables	22,381	14,194
Accounts payable and accrued expenses	28,215	31,555
Other liabilities	25,657	27,077
Total liabilities	661,065	657,437
Commitments and contingencies
Partners' Equity
General partner	5,468	5,633
Limited partners	508,301	522,425
Accumulated other comprehensive loss	(6,258)	(6,995)
Total partners' equity	507,511	521,063
Total liabilities and partners' equity	$1,168,576	$1,178,500

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)
(Unaudited)

	For the three months ended March 31,
	2010	2009

Revenues
Base rentals	$43,648	$42,927
Percentage rentals	1,305	1,308
Expense reimbursements	19,536	19,219
Other income	1,730	1,704
Total revenues	66,219	65,158

Expenses
Property operating	22,472	21,748
General and administrative	5,466	5,935
Depreciation and amortization	26,527	20,397
Impairment charge	735	---
Total expenses	55,200	48,080
Operating income	11,019	17,078
Interest expense	(7,948)	(11,210)
Gain on fair value measurement of previous interest held in acquired joint venture	---	31,497
Income before equity in earnings (losses) of unconsolidated joint ventures	3,071	37,365
Equity in earnings (losses) of unconsolidated joint ventures	(68)	(897)
Net income	3,003	36,468
Net income available to limited partners	2,987	36,186
Net income available to general partner	$16	$282
Basic earnings per common unit:
Income from continuing operations	$.06	$1.85
Net income	.06	1.85
Diluted earnings per common unit:
Income from continuing operations	$.06	$1.85
Net income	.06	1.85
Distributions paid per common unit	$.7650	$.7600

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the three months ended March 31,
	2010	2009

OPERATING ACTIVITIES
Net income	$3,003	$36,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,527	20,429
Impairment charge	735	---
Gain on sale of outparcels of land	(161)	---
Amortization of deferred financing costs	342	465
Equity in losses of unconsolidated joint ventures	68	897
Compensation expense related to equity based compensation	1,227	1,297
Amortization of debt premiums and discount, net	(214)	999
Gain on fair value measurement of previous interest held in acquired joint venture
	---	(31,497)
Distributions of cumulative earnings from unconsolidated joint ventures	301	168
Amortization of above/(below) market rent rate adjustment, net	(165)	77
Straight-line base rent adjustment	(734)	(777)
Increase (decrease) due to changes in:
Other assets	1,104	512
Accounts payable and accrued expenses	(3,419)	1,516
Net cash provided by operating activities	28,614	30,554
INVESTING ACTIVITIES
Additions to rental property	(10,235)	(11,306)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	---	(31,086)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	349	42
Net proceeds from sale of real estate	602	---
Additions to deferred lease costs	(881)	(1,473)
Net cash used in investing activities	(10,165)	(43,823)
FINANCING ACTIVITIES
Cash distributions paid	(19,192)	(15,742)
Proceeds from borrowings and issuance of debt	103,100	70,500
Repayments of debt	(103,200)	(43,600)
Additions to deferred financing costs	(14)	---
Proceeds from exercise of options	673	259
Net cash (used in) provided by financing activities	(18,633)	11,417
Net decrease in cash and cash equivalents	(184)	(1,852)
Cash and cash equivalents, beginning of period	3,214	4,952
Cash and cash equivalents, end of period	$3,030	$3,100

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMTIED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Properties Limited Partnership and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We focus exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2010, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.1 million square feet. These outlet centers were 95% occupied. We also operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.

We are controlled by Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully —integrated, self-administered and self-managed real estate investment trust, or REIT. The company owns the majority of the partnership interests issued by the Operating Partnership, which we refer to as units, through its two wholly-owned subsidiaries, the Tanger GP and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner. Stanley K. Tanger, our founder and a member of the Company's Board of Directors, is the sole general partner of the Tanger Family Limited Partnership. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

2. Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet data was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited consolidated financial statements include our accounts and our wholly-owned subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions. Control is determined using an evaluation based on accounting standards related to the consolidated of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity.

3. Development of Rental Properties

New Development

During the first quarter of 2010, construction continued on our development site in Mebane, North Carolina. Currently, we have signed leases or leases out for signature for approximately 77% of the total square feet. Currently, we expect the 317,000 square foot outlet center will be funded by operating cash flows and amounts available under our unsecured lines of credit. This center is scheduled to open in time for the 2010 holiday season.

Redevelopment at Existing Outlet Centers

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. As of March 31, 2010, the center was vacant of all tenants in preparation for the demolition of the existing center and the redevelopment of the new center. As a result a total of $9.2 million in depreciation and amortization was recognized in the first quarter of 2010 to completely depreciate the existing center. Accelerated depreciation and amortization recognized due to changes in the estimated remaining lives at the center was approximately $4.6 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Income from continuing operations and net income per unit was reduced by approximately $.20 and $.06 for the three months ended March 31, 2010 and 2009, respectively.

Commitments to complete construction of our new developments, redevelopments and other capital expenditure requirements amounted to approximately $31.1 million at March 31, 2010. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2010 and 2009 amounted to $200,000 and $36,000, respectively.

Impairment Charge

In 2005 we sold an outlet center located in Seymour, Indiana. We retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we have obtained for all the various parcels less estimated closing costs. See Note 9, Fair Value Measurements, for further discussion.

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method.

In March 2010, we closed on the sale of an outparcel of land at our property in Lincoln City, Oregon. The net proceeds from the sale were approximately $403,000 and a gain on sale of outparcel of approximately $161,000 was recognized.

In March 2010, we sold two of the remaining outparcels in Seymour, IN for net proceeds of approximately $199,000. As these parcels were recorded at their fair value earlier in the quarter, no gain or loss on sale was recorded. The only remaining land as of March 31, 2010 is currently recorded at its fair value which is approximately $200,000.

4. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of March 31, 2010 and December 31, 2009 aggregated $8.2 million and $9.1 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At March 31, 2010, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, NY	2008	33.3%	683,033	$2.8	$267.2

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.3	$25.3

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions.

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we performed an analysis of all of our real estate joint ventures to determine whether they would qualify as variable interest entities, or VIE, and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. As a result of our qualitative assessment, we confirmed, as previously concluded, that Deer Park is a VIE and Wisconsin Dells is not a VIE. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk. In the case of Wisconsin Dells, the members do have a sufficient equity investment at risk.

After making the determination that Deer Park was a VIE, we performed an assessment to determine if we would be considered the primary beneficiary and thus be required to consolidate Deer Park's balance sheets and results of operations. This assessment was based upon whether we had the following:

a. The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance

Per review of the operating and management agreements of Deer Park, it was determined that no one member alone has the power to direct the significant activities that affect the economic performance of Deer Park. While we are the property manager, we must operate the property within the approved budget or risk being removed by the other two members as the property manager.

b. The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity

All three members have equal 33.3% ownership of Deer Park and per the terms of the operating agreement would have an equal obligation to absorb losses or the right to receive benefits of the VIE.

Based on the above we have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of March 31, 2010 was approximately $2.8 million. We are unable to estimate our maximum exposure to loss at this time. Upon completion of the final phase of the project, the debt is expected to be approximately $284.0 million, of which our proportionate share would be approximately $94.7 million. A calculation of the maximum loss would involve variables such as the loan balance amount and any proceeds from the sale of the property.

The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells and Deer Park (in thousands):

	Three months ended March 31,

	2010	2009
Fee:
Management and leasing	$464	$471
Marketing	41	39
Total Fees	$505	$510

Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing services provided to Wisconsin Dells and by 33.3% of the profits earned for leasing services provided to Deer Park. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets — Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of March 31, 2010, we do not believe that any of our equity investments were impaired.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets — Unconsolidated Joint Ventures	As of March 31, 2010	As of December 31, 2009
Assets:
Investment properties at cost, net	$292,105	$294,857
Cash and cash equivalents	6,937	8,070
Deferred charges, net	5,197	5,450
Other assets	5,878	5,610
Total assets	$310,117	$313,987

Liabilities and Owners' Equity:
Mortgages payable	$292,468	$292,468
Construction trade payables	1,845	3,647
Accounts payable and other liabilities	3,568	3,826
Total liabilities	297,881	299,941
Owners' equity	12,236	14,046
Total liabilities and owners' equity	$310,117	$313,987

Summary Statement of Operations — Unconsolidated Joint Ventures	Three months ended March 31,
	2010	2009

Revenues	$9,274	$8,524

Expenses:
Property operating	4,210	4,247
General and administrative	287	189
Depreciation and amortization	3,503	3,174
Total expenses	8,000	7,610
Operating income	1,274	914
Interest expense	1,674	3,731
Net loss	$(400)	$(2,817)
Tanger Properties Limited Partnership's share of:
Net loss	$(68)	$(897)
Depreciation (real estate related)	$1,265	$1,166

5. Other Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three months ended March 31,

	2010	2009
Net income	$3,003	$36,468
Other comprehensive income:
Reclassification adjustment for amortization of gain on settlement of US treasury rate
lock included in net income	(76)	(72)
Change in fair value of cash flow hedges	852	(70)
Change in fair value of our portion of unconsolidated joint ventures cash flow hedges	(39)	1,437
Other comprehensive income	737	1,295
Total comprehensive income	$3,740	$37,763

6. Equity-Based Compensation

During the first quarter of 2010, the Company's Board of Directors approved the grant of 150,288 restricted common shares to the Company's independent directors and the Company's senior executive officers. The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. The grant date fair value of the awards is $39.24 per share, which was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company's Incentive Award Plan, or Plan. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

Also during the first quarter of 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, or the "2010 Multi-Year Performance Plan". The 2010 Multi-Year Performance Plan is a long-term incentive compensation plan pursuant to which award recipients, as a group, may earn up to approximately 615,000 restricted common shares of the Company based on our share price appreciation over four years beginning on January 1, 2010. The maximum number of shares will be earned under this plan if we achieve 60% or higher share price appreciation over the four-year performance period. After the awards are earned, they will remain subject to a one-year vesting period. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

Under the 2010 Multi-Year Performance Plan, we will grant 205,000 notional units to award recipients as a group. If our aggregate share price appreciation during this period equals or exceeds the minimum threshold of 40%, then the notional units will convert into the Company's common shares on a one-for-one basis. The notional units will convert into common shares on a one-for-two basis if the share price appreciation exceeds the target threshold of 50% and on a one-for-three basis if the share price appreciation exceeds the maximum threshold of 60%. The notional amounts will convert on a pro rata basis between share price appreciation thresholds. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period, subject to a minimum level price target.

The notional units, prior to the date they are converted into restricted common shares, will not entitle award recipients to receive any dividends or other distributions. If the notional units are earned, and thereby converted into restricted common shares, then award recipients will be entitled to receive a payment of all dividends and other distributions that would have been paid had the number of earned common shares been issued at the beginning of the performance period. Thereafter, dividends and other distributions will be paid currently with respect to all restricted common shares that were earned.

At the end of the four-year performance period, if the minimum share price threshold is not achieved but the Company's share performance exceeds the 50th percentile of the share performance of its peer group, the notional units will convert into restricted common shares on a one-for-one basis. All determinations, interpretations and assumptions relating to the vesting and calculation of the performance awards will be made by our Compensation Committee.

We recorded equity-based compensation expense in our statements of operations as follows (in thousands):

	Three months ended March 31,

	2010	2009
Restricted units	$959	$1,244
Notional unit performance awards	268	---
Options	---	53
Total equity-based compensation	$1,227	$1,297

As of March 31, 2010, there was $21.1 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan.

7. Earnings Per Unit

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2010	2009
NUMERATOR:
Net income	$3,003	$36,468
Less applicable preferred unit distributions	(1,406)	(1,406)
Less allocation of earnings to participating securities	(169)	(439)
Net income available to common unitholders	$1,428	$34,623

DENOMINATOR:
Basic weighted average common units	23,048	18,668
Effect of exchangeable notes	17	---
Effect of outstanding options	27	40
Diluted weighted average common units	23,092	18,708

Basic earnings per common unit:
Income from continuing operations	$.06	$1.85
Net income	$.06	$1.85

Diluted earnings per common unit:
Income from continuing operations	$.06	$1.85
Net income	$.06	$1.85

The exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.87 per Company common share.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to twice the market price of a Company common share. No options were excluded from the computations for the three months ended March 31, 2010 and 2009, respectively.

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

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per unit for the three months ended March 31, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

At March 31, 2010 and December 31, 2009, the ownership interests of the Operating Partnership consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	237,000	237,000
Limited partners	23,031,136	22,934,867
Total common units	23,268,136	23,171,867

8.  Derivatives

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

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end. All of our derivatives have been designated as cash flow hedges. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At March 31, 2010, all of our derivatives were considered effective.

The table below presents the fair value of the Operating Partnership's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009 (in millions).

	Liability Derivatives
		As of March 31, 2010		As of December 31, 2009
	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate swap agreements	$235.0	Other liabilities	$8.2	Other liabilities	$9.1

Derivatives not designated as hedging Instruments (1)

Interest rate swap agreement	35.0	N/A	N/A	Other liabilities	0.4
Total derivatives	$270.0		$8.2		$9.5

(1) The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17. We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet. Changes in fair value of this derivative were recorded through the statement of operations until its expiration in March 2010 at which time its value was zero. For the three months ended March 31, 2010 and 2009 we recorded approximately $439,000 and $121,000 as a reduction in interest expense related to the amortization of the net benefit from the derivative.

  The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of March 31, 2010 of $2.0 million which will amortize into the statement of operations through October 2015.

  9.  Fair Value Measurements

  Accounting guidance on fair value measurements includes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

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

  For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below as of March 31, 2010 and December 31, 2009:

RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities as of March 31, 2010:
Derivative financial instruments (1)	---	$(8.2)	---
Liabilities as of December 31, 2009:
Derivative financial instruments (1)	---	$(9.5)	---

  (1) Included in "Other liabilities" in the accompanying consolidated balance sheet.

    For assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

NON-RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets as of March 31, 2010:
Land(1)	---	$0.2	---

    (1) Land with a carrying amount of $1.1 million was written down to its fair value of $399,000 in February 2010. In March a portion of the land was sold for $199,000. Included in "Land" in the accompanying consolidated balance sheet.

      The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at March 31, 2010 and December 31, 2009 was $544.4 million and $567.0 million, respectively, and its recorded value was $584.8 million and $584.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

      10.  Non-Cash Investing Activities

      We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2010 and 2009 amounted to $22.4 million and $9.1 million, respectively.

      11. Subsequent Events

      In April 2010, we made the decision to terminate our option contract for a new development site located in Irving, Texas. As the development is no longer probable, we will write-off approximately $400,000 of predevelopment and due diligence costs associated with the project in the second quarter of 2010.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2010 with the three months ended March 31, 2009. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries and the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries. The terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

      Cautionary Statements

      Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A — "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors listed there through March 31, 2010.

      General Overview

      At March 31, 2010, our consolidated portfolio included 31 wholly-owned outlet centers in 21 states totaling 9.1 million square feet compared to 31 wholly-owned outlet centers in 21 states totaling 9.2 million square feet at March 31, 2009. The changes in the number of centers and square feet are due to the following events:

	No. of Centers	Square Feet (000's)	States
As of March 31, 2009	31	9,218	21
Center expansions:
Commerce II, Georgia	---	23	---
Center redevelopment:
Hilton Head I, South Carolina	---	(182)	---
Other	---	(2)	---
As of March 31, 2010	31	9,057	21

      The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2010. Except as noted, all properties are fee owned.

Location Wholly-Owned Outlet Centers	Square Feet	% Occupied
Riverhead, New York (1)	729,475	99
Rehoboth Beach, Delaware (1)	568,868	99
Foley, Alabama	557,235	92
San Marcos, Texas	441,929	97
Myrtle Beach Hwy 501, South Carolina	426,417	88
Sevierville, Tennessee (1)	419,038	99
Myrtle Beach Hwy 17, South Carolina (1)	402,466	99
Washington, Pennsylvania	372,972	94
Commerce II, Georgia	370,512	96
Charleston, South Carolina	352,315	92
Howell, Michigan	324,631	94
Branson, Missouri	302,992	97
Park City, Utah	298,379	100
Locust Grove, Georgia	293,868	97
Westbrook, Connecticut	291,051	97
Gonzales, Louisiana	282,403	98
Williamsburg, Iowa	277,230	91
Lincoln City, Oregon	270,280	98
Lancaster, Pennsylvania	255,152	97
Tuscola, Illinois	250,439	82
Tilton, New Hampshire	245,698	100
Hilton Head, South Carolina	206,586	100
Fort Myers, Florida	198,950	90
Commerce I, Georgia	185,750	44
Terrell, Texas	177,800	93
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	94
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	9,056,582	95

Unconsolidated Joint Ventures
Deer Park, New York (33.3% owned) (2)	683,033	81
Wisconsin Dells, Wisconsin (50% owned)	265,061	97

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Includes a 29,253 square foot warehouse adjacent to the property utilized to support the operations of the retail tenants.

      RESULTS OF OPERATIONS

      Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

      BASE RENTALS

      Base rentals increased $721,000, or 2%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rents from 2009 to 2010 (in thousands):

	2010	2009	Change
Existing property base rentals	$42,787	$42,316	$471
Incremental base rentals from expansion	114	---	114
Termination fees	582	688	(106)
Amortization of net above below market rent adjustments	165	(77)	242
	$43,648	$42,927	$721

      Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces. In addition, the 2010 period included the base rentals from the tenants that occupy space in the 23,000 square foot expansion completed during the second quarter of 2009 at our Commerce II, Georgia property.

      Also, the amount of termination fees recognized in the 2009 period was approximately $106,000 higher when compared to the 2010 period due to several tenants terminating leases early. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

      Finally, included in base rentals is the amortization from the value of above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The net amortization of above and below market leases increased for the 2010 period compared to the 2009 period due to the recognition of a large above market lease amount from the early termination of a single tenant during 2009.

      At March 31, 2010, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.3 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

      EXPENSE REIMBURSEMENTS

      Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses and which generally fluctuates consistently with the reimbursable property operating expenses to which it relates, increased approximately $317,000, or 2% in the 2010 period compared to the 2009 period. Expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 88% in the 2010 and 2009 periods, respectively.

      PROPERTY OPERATING EXPENSES

      Property operating expenses increased $724,000, or 3%, in the 2010 period as compared to the 2009 period. The increase is due primarily to higher common area maintenance costs for various projects and increased snow removal costs from the extreme winter weather experienced in 2010.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $469,000, or 8%, in the 2010 period as compared to the 2009 period. The decrease is due mainly to the retirement of Stanley K. Tanger in September 2009. The incremental decrease from Mr. Tanger's retirement was partially offset by amortization associated with the notional units issued under our new 2010 Multi-Year Performance Plan.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $6.1 million, or 30%, in the 2010 period compared to the 2009 period. During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. As of March 31, 2010, the center was vacant of all tenants in preparation for the demolition of the existing center and the redevelopment of the new center. As a result a total of $9.2 million in depreciation and amortization was recognized in the first quarter of 2010 to completely depreciate the existing center. Accelerated depreciation recognized due to changes in the estimated remaining lives at the center were approximately $4.6 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Income from continuing operations and net income per unit were reduced by approximately $.20 and $.06 for the three months ended March 31, 2010 and 2009, respectively.

      IMPAIRMENT CHARGE

      In 2005 we sold an outlet center originally developed by us in Seymour, Indiana. Subsequent to the sale of the center, we retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we have obtained for all the various parcels less estimated closing costs.

      INTEREST EXPENSE

      Interest expense decreased $3.3 million, or 29%, in the 2010 period compared to the 2009 period. This decrease was due to the significant decline in the average amount of debt outstanding which was accomplished through a public offering in May 2009 whereby the Operating Partnership's exchangeable notes were exchanged for the Company's common shares and a subsequent common share offering in August 2009 by the Company. The net proceeds from the Company common share offering were contributed to the Operating Partnership in exchange for a combination of common and limited units. These two equity transactions in essence retired approximately $259.1 million of outstanding debt.

      EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

      Our equity in the earnings and losses of unconsolidated joint ventures improved by $829,000, or 92%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the construction loan for the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels.

      LIQUIDITY AND CAPITAL RESOURCES

      General Overview

      Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership's and the Company's debt and equity offerings.

      We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.

      The following table sets forth our changes in cash flows for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009	Change
Net cash provided by operating activities	$28,614	$30,554	$(1,940)
Net cash used in investing activities	(10,165)	(43,823)	33,658
Net cash (used in) provided by financing activities	(18,633)	11,417	(30,050)
Net cash decrease	$(184)	$(1,852)	$1,668

      Operating Activities

      Cash flow provided by operating activities decreased by $1.9 million in the 2010 period compared to the 2009 period due to a decrease in accounts payables and accrued expenses.

      Investing Activities

      Cash flow used in investing activities was lower in the 2010 period by approximately $33.7 million due to the 2009 period including the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina outlet center. We acquired our partners' interest for a cash purchase price of $32.0 million. In addition, the 2010 period included proceeds from the sale of outparcels of land of approximately $602,000 while there were no sales of outparcels during the 2009 period.

      Financing Activities

      The 2010 period resulted in cash used by financing activities as we repaid our only remaining mortgage loan during the period with amounts available under our unsecured lines of credit. In addition, distributions paid in the 2010 period were higher by $3.5 million compared to the 2009 period due to a higher number of outstanding common units from the 2009 exchange offering and Company common share offering and an increase in the distribution rate paid on our common units. During the 2009 period funding from our unsecured lines of credit was utilized to pay for the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17, SC joint venture for a cash price of $32.0 million.

      Current Developments

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

      WHOLLY OWNED CURRENT DEVELOPMENTS

      New Development

      During the first quarter of 2010, construction continued on our development site in Mebane, North Carolina. Currently, we have signed leases or leases out for signature for approximately 77% of the total square feet. Currently, we expect the 317,000 square foot outlet center will be funded by operating cash flows and amounts available under our unsecured lines of credit. This center is scheduled to open in time for the 2010 holiday season.

      Redevelopment at Existing Outlet Centers

      During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. As of March 31, 2010, the center was vacant of all tenants in preparation for the demolition of the existing center and the redevelopment of the new center. As a result a total of $9.2 million in depreciation and amortization was recognized in the first quarter of 2010 to completely depreciate the existing center. Accelerated depreciation recognized due to changes in the estimated remaining lives at the center were approximately $4.6 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

      Potential Future Developments

      In April 2010, we made the decision to terminate our option contract for a new development site located in Irving, Texas. As the development is no longer probable, we will write-off approximately $400,000 of predevelopment and due diligence costs associated with the project in the second quarter of 2010.

      At this time, we are in the initial study period on several potential new locations. There can be no assurance that any potential sites will ultimately be developed. These projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available. We may also consider the use of additional operational or developmental joint ventures.

      Financing Arrangements

      At March 31, 2010, 100% of our outstanding debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered. We maintain five unsecured, revolving lines of credit that provide for borrowings of up to $325.0 million, all with expiration dates of June 30, 2011 or later.

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

      We believe our financing activities in 2009 have improved the strength of our balance sheet so that we can meet our current expected obligations; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next debt maturity occurs. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

      Our debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of distributions such that distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all of our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

      Our senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	60%	36%
Total secured debt to adjusted total assets	40%	0%
Total unencumbered assets to unsecured debt	135%	280%

      On April 8, 2010, the Board of Trustees of the Tanger GP Trust, acting in its capacity as our general partner, approved an increase in the annual cash distribution on our common units from $3.06 per unit to $3.10 per unit. This marks the 17th consecutive year that we have increased our common unit distribution. Simultaneously, the Board of Trustees declared a quarterly distribution of $0.7750 per unit for the first quarter ended March 31, 2010. A cash distribution of $0.7750 per unit will be payable on May 14, 2010 to unitholders of record on April 30, 2010. The Board of Trustees also declared a $.46875 cash distribution per 7.5% Class C Cumulative Preferred Unit payable on May 17, 2010 to holders of record on April 30, 2010.

      Off-Balance Sheet Arrangements

      The following table details certain information as of March 31, 2010 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, NY	2008	33.3%	683,033	$2.8	$267.2

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.3	$25.3

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

      The following table details our share of the debt maturities of the unconsolidated joint ventures as of March 31, 2010 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,073	May 2011 (1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,625	December 2012	Libor + 3.00%

      (1) The Deer Park mortgage has a one-year extension option which is exercisable at the May 17, 2011 initial maturity date subject to certain qualifications.

        Critical Accounting Policies and Estimates

        Refer to our 2009 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2010.

        Related Party Transactions

        As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three months ended March 31, 2010 and 2009, respectively, we recognized the following fees (in thousands):

	Three months ended
	March 31,
	2010	2009
Fee:
Management and leasing	$464	$471
Marketing	41	39
Total Fees	$505	$510

        Tanger Family Limited Partnership is a related party which holds a limited partnership interest in, and is the noncontrolling interest in the Operating Partnership. Stanley K. Tanger, the Company's founder and a current member of the Board of Directors, is the sole general partner of Tanger Family Limited Partnership. The only material related party transaction with Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $2.3 million for each of the three months ended March 31, 2010 and 2009, respectively.

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

        Below is a reconciliation of net income to FFO for the three months ended March 31, 2010 and 2009 as well as other data for those respective periods (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2010	2009
FUNDS FROM OPERATIONS
Net income (1)	$3,003	$36,468
Adjusted for:
Depreciation and amortization uniquely significant to real estate — wholly-owned	26,412	20,278
Depreciation and amortization uniquely significant to real estate — unconsolidated joint ventures	1,265	1,166
Gain on fair value measurement of previously held interest in acquired joint venture	---	(31,497)
Funds from operations (FFO)	30,680	26,415
Preferred unit distributions	(1,406)	(1,406)
Allocation of earnings to participating securities	(268)	(306)
Funds from operations available to common unitholders	$29,006	$24,703
Weighted average units outstanding (2)	23,092	18,708
Funds from operations available to common unitsholders per unit - diluted	$1.26	$1.32

        (1) Includes gain on sale of outparcel of land of $161 for the three months ended March 31, 2010.

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

          During 2010, we have approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio coming up for renewal. During the first quarter of 2010, we renewed approximately 43% of the 1.5 million square feet that came up for renewal with the existing tenants at a 9% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 227,000 square feet at a 23% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

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

          Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 9% of our square feet or 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of March 31, 2010 and 2009, respectively, occupancy at our wholly-owned centers was 95% and 94%.

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

          In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.  At March 31, 2010, the fair value of these contracts was a liability of $8.2 million.  If interest rates decreased 50 basis points, the fair value would be approximately $9.4 million.  The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

          As of March 31, 2010, approximately 16% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $934,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

          The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at March 31, 2010 and December 31, 2009 was $544.4 million and $567.0 million, respectively, and its recorded value was $584.8 million and $584.6 million, respectively. A 1% increase from prevailing interest rates at March 31, 2010 and December 31, 2009 would result in a decrease in fair value of total debt of approximately $17.7 million and $17.1 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

          Item 4. Controls and Procedures

          Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

          Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009.

          Item 6. Exhibits

          Exhibits

10.1	Form of Notional Unit Multi-Year Performance Award Agreement between the Company and certain Officers.
12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Unit Distributions.
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

          TANGER PROPERTIES LIMITED PARTNERSHIP

          By: TANGER GP TRUST, its sole general partner

          By:  /s/ Frank C. Marchisello, Jr.

          Frank C. Marchisello, Jr.

          Vice President, Treasurer and Assistant Secretary

          DATE: May 7, 2010

          Exhibit Index

Exhibit No.	Description
10.1	Form of Notional Unit Multi-Year Performance Award Agreement between the Company and certain Officers.

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Unit Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.